Form 10QSB
period 2007-03-31
GLOBALINK, LTD.
filed 2007-05-25
CIK 1361540

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2007

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number             333-133961

Globalink, Ltd.
--------------------------------------------
   (Exact name of registrant as specified in its charter)


   Nevada                                        Applied For
-----------------------------------------------------------------------
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization            Identification Number)

#202 - 426 Main Street
Vancouver, B.C.                                     V6A 2T0
-----------------------------------------------------------------------
      Address of principal executive offices,       Zip Code

(604) 828-8822
------------------------------------------
(Registrant's telephone number, including area code)



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]      No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]      No [ x ]

The number of outstanding shares of the registrant's common stock, March 31, 2007: Common Stock - 3,750,000

Transitional Small Business Disclosure Format (Check one):

Yes  [  ]      No [ x ]

 PART I -- FINANCIAL INFORMATION

Globalink, Ltd.

Item 1. Financial Statements

Balance Sheet,
   March 31, 2007(unaudited)
Statements of Earnings and Deficit for the three months ended March 31, 2007 and 2006
   (unaudited)
Statements of Cash Flows for the
   three months ended March 31, 2007 and 2006(unaudited)
Notes to financial statements

Globalink, Ltd.
(A Development Stage Company)
Balance Sheet
March 31, 2007
(Expressed in U.S. Dollars)
(Unaudited)

ASSETS
Current assets:
  Cash                                                      $  17,516
  Accounts Receivable Shareholders                                  -
                                                            ---------
    Total current assets                                       17,516
                                                            ---------

FIXED ASSETS:
  Office Equipment                                                  -
  Accumulated Depreciation                                          -
                                                           ----------
    NET                                                             -

TOTAL ASSETS                                                $  17,516
                                                            =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  -
                                                            ---------
    Total current liabilities                                       -
                                                            ---------

OTHER LIABILITIES:
  Advances from Shareholders                                    7,954
                                                            ---------
    Total other liabilities                                     7,954
                                                            ---------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 100,000,000 shares
   authorized, 3,750,000 shares issue and outstanding           3,750
  Paid-in Surplus                                             593,750
  Deficit accumulated during the development stage           (587,938)
                                                            ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $  17,516
                                                            =========


See accompanying notes

                              GLOBALINK, LTD.
                       (A Development Stage Company)
                     Statement of Earnings and Deficit
  For The Period From Inception February 3, 2006 to March 31, 2007
               And Accumulated During the Development Stage
                       (Expressed in U.S. Dollars)

                                                                           Accumulated
                              For three months       For three months       During the
                                    Ended                Ended             Development
                               March 31, 2007         March 31, 2006           Stage
                              ----------------       ----------------       ----------
Revenue
  Sales                            $        -              $        -         $       -
  Other income                              -                       -                 -
  Interest income                           9                       4                54
                                   ----------              ----------         ---------
Cost of Goods Sold                          -                       -                 -
                                   ----------              ----------         ---------
Gross Margin                                -                       -                 -
                                   ----------              ----------         ---------

Expenses
  Accounting and legal fees        $    6,298              $    5,500         $  15,820
  Advertising                               -                     585               585
  Amortization                              -                       -                 -
  Bad debts                                 -                       -                 -
  Computers and accessories                 -                   1,339             1,339
  Consulting fees                           -                       -                 -
  Foreign exchange (gain) loss              -                       -                 -
  Management and directors' fees            -                 562,500           562,500
  Meals and Entertainment                   -                     411               411
  Office and general                        -                       -               225
  Promotion                                 -                       -                 -
  Property Acquisition Costs                -                       -                 -
  Rent and Hydro                        1,138                   1,510             5,432
  Telephone and internet                    -                     354               354
  Travel                                    -                     667               667
  SEC Fees                                  -                       -               662
                                   ----------               ---------         ---------
                                   $    7,436               $ 572,866         $ 587,992
                                   ----------               ---------         ---------
Loss for the Period                $   (7,427)              $(572,862)        $(587,938)
Deficit at the Beginning of
  period                                    -                       -                 -
                                   ----------               ---------         ---------
Deficit at the End of Period       $   (7,427)              $(572,862)        $(587,938)
                                   ==========              ==========         =========
Basic and Diluted Loss per Share   $     (.00)             $     (.15)        $    (.15)
                                   ==========              ==========         =========
Weighted Number of Common Shares    3,750,000               3,750,000         3,750,000
                                   ==========              ==========         =========

See accompanying notes

GLOBALINK, LTD.
(A Development Stage Company)
Statement of Cash Flows
For the three months ended March 31, 2007
And Accumulated During the Development Stage
(Expressed in U.S. Dollars)

                                                                           Accumulated
                                    For three months    For three months    During the
                                          Ended             Ended          Development
                                     March 31, 2007      March 31, 2006        Stage
                                   ----------------     ----------------    ----------
Cash Flows from Operating
  Activities
    Loss for the period                 $ (7,427)           $(572,862)        $(587,938)
      Directors' services paid in shares       -              562,500           562,500
    Net changes in working capital
      balances
      Accounts Receivable                      -              (17,617)                -
                                      ----------           ----------         ---------
    Cash flows used in operating
      activities                          (7,427)             (27,979)          (25,438)
                                              ----------    ---------         ---------

Cash Flows from Financing Activities
  Advances from shareholders               1,138                4,282             7,954
  Share capital issued                         -               35,000            35,000
                                       ---------            ---------         ---------
    Cash flows from financing
      activities                           1,138               39,282            42,954
                                       ---------            ---------         ---------

Cash Flows from Investing Activities
  Acquisition of capital assets
    and good will                              -                    -                 -
                                       ---------            ---------         ---------
    Cash flows from (used in) investing
     investing activities                      -                    -                 -
                                       ---------            ---------         ---------
Net (Decrease) Increase in Cash and
 Cash Equivalents                         (6,289)              11,303            17,516
Cash and Cash Equivalents at
 Beginning of Period                      23,805                    -                 -
                                       ---------            ---------         ---------
Cash and Cash Equivalents at
  End of Period                        $  17,516            $  11,303         $  17,516
                                       =========            =========         =========
Represented by:
  Cash                                 $  17,516            $  11,303         $  17,516
                                       =========            =========         =========

See accompanying notes

GLOBALINK LTD.
(A Development Stage Company)
Notes to Financial Statements
For the three months ended March 31, 2007
(Expressed in U.S. Dollars)
(Unaudited)

1.    Nature of Operations

GLOBALINK LTD. was incorporated in the State of Nevada on February 3, 2006. GLOBALINK LTD. intends to develop an internet travel site. The company is in the process of obtaining the additional funding necessary to establish the site.

2.    Going Concern

The financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America that are applicable to a going concern, meaning that the company will be able to discharge its liabilities in the normal course of operations.

The Company has a loss of $7,427 in the period from January to March 2007 and sustained a significant operating loss of $587,938 since the inception of the Company. The Company has not attained any profitable operations. These factors together raise substantial doubt about the company's ability to continue as a going concern.

4.    Accounting Policies

The financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America and reflect the following policies:

   a)   Translation of foreign currencies
Monetary assets and liabilities in foreign currencies are translated into United States dollars at the prevailing year-end exchange rates. Revenue and expense items are translated at the average rates in effect during the month of transaction. Resulting exchange gains and losses on transactions are included in the determination of earnings for the year.

   b)   Financial instruments
The company's financial instruments consist of accounts receivable, accounts payable, directors' fees payable and advances from shareholders. It is management's opinion that the company is not exposed to significant interest rate risk arising from these financial instruments and that their carrying values approximate their fair values.

   c)   Accounts Receivable, Shareholders
The balance of $-0- due from shareholders for the purchase of the Company's common stock. Management has made no allowance for doubtful accounts because they anticipate no chance of loss on these accounts. The balance was $26,103 and was paid during the current period.

GLOBALINK LTD.
(A Development Stage Company)
Notes to Financial Statements
Period From Inception February 3, 2006 to March 31, 2007
(Expressed in U.S. Dollars)

   d)   Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States of America requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses for the year reported. Actual results could differ from those estimates.

   e)   Stock-based compensation
FAS 123(R), Accounting for Stock-based compensation requires companies to record compensation cost for stock-based employee compensation to be measured at the grant date, and not subsequently revised. The company has chosen to continue to account for stock-based compensation using the provisions of FAS 123(R). In addition the company's policy is to account for all stock based transactions in conformance with FAS 123R.

   f)   Income taxes
The company utilizes the asset and liability method for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The company provides a valuation allowance on net deferred tax assets when it is more likely than not that such assets will be realized. Currently it is more likely than not that the Company will gain no benefit in future years for tax losses from current and prior years.

   g)   Basic and diluted loss per share
Basic loss per common share is based upon the net loss for the year divided by the weighted average number of common shares outstanding during the year. Diluted loss per common share adjusts for the effect of stock options only in the periods presented in which such effect would have been dilutive. Such effect was not dilutive in any of the years presented.

   h)   Recently issued accounting pronouncements
Recently issued accounting pronouncements have little or no effect on these financial statements.

GLOBALINK LTD.
(A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2007
(Expressed in U.S. Dollars)

4.     Advances from Shareholders

Advances from shareholders are for the reimbursement of expenses incurred on behalf of the company by the three principal shareholders and they bear no interest.

5.  Capital Stock

   Authorized
      100,000,000 Common shares with $0.001 par value
   Issued
      3,750,000 shares
The Company issued 2,625,000 shares for cash at $.0133333 per share in the amount of $35,000.00 and 1,125,000 shares for services at $.50 in the amount of $562,500. Management has changed the value on these shares to the issue price on the Company's current filing on the advice of counsel. The change has been accounted for as a correction of an error. A summary follows as to changes in the previous financials:

February 28, 2006
                            As originally     As Adjusted   Change
                              Reported
Net Loss                     $ (25,363)       $(572,863)  $(547,500)
Deficit accumulated during
 the Development Stage       $ (25,363)       $(572,863)  $(547,500)
Paid-in Surplus              $  46,250        $ 593,250   $ 547,500
Earnings per share           $    (.01)       $    (.15)  $    (.15)

August 31, 2006
                            As originally     As Adjusted   Change
                              Reported
Net Loss                     $ (32,017)       $(579,517)  $(547,500)
Deficit accumulated during
 the Development Stage       $ (32,017)       $(579,517)  $(547,500)
Paid-in Surplus              $  46,250        $ 593,250   $ 547,500
Earnings per share           $    (.01)       $    (.15)  $    (.15)

GLOBALINK LTD.
(A Development Stage Company)
Notes to Financial Statements
Period From Inception February 3, 2006 to March 31, 2007
(Expressed in U.S. Dollars)

6.  New accounting pronouncements:

The following recent accounting pronouncements:
  FASB Statements
  Number 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement
No. 13, and Technical Corrections
  Number 146, Accounting for Costs Associated with Exit or Disposal
Activities,
  Number 147, Acquisitions of Certain Financial Institutions - an amendment of FASB Statements
No. 72 and 144 and FASB Interpretation No. 9,
  Number 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123,
  Number 149, Amendment of Statement 133 on Derivative Investments and Hedging Activities,
  Number 150, Financial Instruments with Characteristics of Both Liabilities and Equity,
  Number 151, Inventory Costs - an amendment of ARB 43, Chapter 4 Number 152, Accounting for Real Estate Time-Sharing Transactions -
an amendment of FASB
Statements No. 66 and 67
  Number 153, Exchanges of Nonmonetary Assets - an amendment of APB
Opinion No. 29
  Number 154, Accounting for Changes and Error Corrections - a replacement of APB Opinion
No. 20 and FASB Statement No. 3
and FASB Interpretations
  Number 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including
Indirect Guarantees of Indebtedness of Others - and Interpretation of FASB Statements No. 5,
57, and 107 and rescission of FASB Interpretation No. 34
  Number 46(R), Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51
  Number 47, Accounting for Conditional Asset Retirement Obligations

are not currently expected to have a material effect on our financial Statements, except as noted above.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties. We are a development stage company. Our auditors have raised substantial doubt as to our ability to continue as a going concern. We have experienced a significant loss from operations from inception aggregating $(587,938) and have limited working capital and stockholders equity of $9,562 at March 31, 2007.
In addition, we have no significant revenue generating operations.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

We are pursuing financing for our operations and seeking additional investments and we will need a minimum of $315,000 over the next twelve months to continue operations. In addition, we are seeking to expand our revenue base by adding new customers and increasing our marketing and advertising. Failure to secure such financing or to raise additional equity capital and to expand its revenue base may result in Globalink depleting our available funds and not being able to pay our obligations.

There are several known trends that are reasonably likely to have a material effect on our net sales or revenues alongside our income from continuing operations and profitability.

We expect to experience significant fluctuations in our future operating results due to a variety of factors, many of which are outside our control. Factors that may adversely affect our quarterly operating results include but are not limited to:
   - Our ability to develop and complete the hotel booking website.
   - Our ability to attract customer to use our web site and maintain user satisfaction;
   - Our ability to attract hotel suppliers to post their hotel rooms in our web site.
   - Our ability to maintain our projected 10% commission profit from the hotel suppliers.
   - Our ability to hire and train qualified personnel.
   - Our ability to resolve any technical difficulties and system downtime or Internet disconnection.
- Governmental regulations on use of Internet as a tool to conduct business transaction.
- Change of customer's acceptance to use Internet to book hotel rooms.

We may also incur losses for the foreseeable future due to costs and expenses related to:
- The implementation of our hotel booking web site business model;
- Marketing and other promotional activities;
- Competition
- The continued development of our website;

- High cost to maintain the hotel booking web site, and
- Hiring and training new staff for customer services.

We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. In addition, our operating results are dependent to a large degree upon factors outside of our control. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business.

Capital and Source of Liquidity.

All of Globalink's operating capital has either been advanced by current shareholders or from proceeds for the issuance on common shares.

For the three months ended March 31, 2007, Globalink receive advances from shareholders of $1,138 compared to $4,282 for the same period in 2006. Additionally, for the three months ended March 31, 2006, Globalink received proceeds of $35,000 from the issuance of common shares. As a result, Globalink had cash flows from investing activities of $1,138 for the three months ended March 31, 2007 compared to $39,282 for the three months ended March 31, 2006.

For the three months ended March 31, 2007 and 2006, Globalink did not pursue any investing activities.

Results of Operations

For the three months ended March 31, 2007 and 2006, Globalink did not receive any revenues. The net loss for the periods was $7,436 and $572,866, respectively. The expenses for the three months ended March 31, 2007 were $7,436 and consisted of accounting and legal fees and rent and hydro. Comparatively, for the three months ended March 31, 2007, the expenses of $572,866 consisted mainly of management and directors' fees valued at $562,500 and of basic operating expenses spent to set up business operations and the administrative, legal and accounting expenses necessary to proceed with this registration statement.

We are currently working on the hotel booking website. The initial structure and preliminary functions are done. More work will be required before the site can be used and tested. Actual hotel listings will need to be incorporated.

Plan of Operation. Globalink has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the three months ended March 31, 2007, Globalink incurred a deficit accumulated during the development stage of $(587,938). In addition, Globalink has no significant assets or revenue generating operations.

We only have sufficient cash on hand to meet funding requirements for the next three to six months. We do not have sufficient cash on hand to meet funding requirements for the next twelve months. Although we eventually intend to primarily fund general operations with revenues received from the sale of common shares, we do not expect to receive any revenues sufficient to cover our monthly expenses in the near future. We do not intend to issue any additional common shares for payment to officers and directors in the next twelve months.

If our current offering is not successful, we will have to seek alternative funding through additional advances, debt or equity financing in the next twelve months that could result in increased dilution to the shareholders. No specific terms of possible equity or debt financing have been determined or pursued.

For the time being, the directors of Globalink will continue to financially support Globalink, if necessary, through the SEC registration process. However, there have not been any written commitments that the directors will continue to support the company through this stage.

Management is of the opinion that the following milestones will need to be met in order to successfully develop our web site and the generation of revenues.

Milestone                            Steps                         Timeline

Complete website            purchase and putting in place           4-6 months
                          necessary electronic infrastructure
                          to support website

                            developing software and programs
                          operate website and referral database

                          testing and fine tuning functionality
                            ob website

Market website             pursue aggressive brand awareness        3 months
                            Through advertising                 after completion
                                                                   of website

Develop relationship       approach and work with hotel            6-9 months
With hotel suppliers       suppliers to give input on
                           design to facilitate suppliers
                           entry of pricing, availability
                           and description information directly
                           into our marketplace

Other than the second milestone, no one milestone needs to be complete to pursue any other milestone.

In order to successfully implement our business plan, we need to first sign up at least few hotel suppliers to use our hotel booking website after the completion of site. Our directors and officers have contacted a few hotel suppliers locally to solicit their interests in using our hotel booking web site. Based on their meetings and discussions with these travel suppliers, we believe that some of them will use our website.

We plan to place the underlying infrastructure and functionality to our websites. The stability of the backbone of the website is important to prevent and minimize the down-time of the web site. Any down-time may cause us to loss the customers and the confidence of the hotel suppliers. It will substantially affect the company and may impair our operation. We will also establish a reliable system to verify the transaction order, providing a comfortable place for the customers and the hotel suppliers to use.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)). Based on his evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report on Form 10QSB has been made known to him in a timely fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. Not applicable.

Item 2. Changes in Securities and Use of Proceeds.
        not applicable

Item 3. Defaults Upon Senior Securities.
        not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
         not applicable.

Item 5. Other Information.  Not applicable.

Item 6. Exhibits

Exhibit 31 - 302 certifications
Exhibit 32 - 906 certifications


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 25, 2007

Globalink, Ltd.

By  /s/Robin Young
    ------------------------
    Robin Young
    President and Director