Form 10QSB
period 2007-06-30
GLOBALINK, LTD.
filed 2007-08-20
CIK 1361540

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2007

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

Yes  [  ]      No [ x ]

The number of outstanding shares of the registrant's common stock, June 30, 2007: Common Stock - 4,557,000

Transitional Small Business Disclosure Format (Check one):

Yes  [  ]      No [ x ]

 PART I -- FINANCIAL INFORMATION

Globalink, Ltd.

Item 1. Financial Statements

Balance Sheet,
   June 30, 2007(unaudited)
Statements of Earnings and Deficit for the three and six months ended June 30, 2007 and 2006(unaudited) and for the period from inception (February 3, 2006) to June 30, 2007 (Restated)
Statements of Cash Flows for the
  three and six months ended June 30, 2007 and 2006(unaudited) and for the period from inception (February 3, 2006) to June 30, 2007 (Restated)
Notes to financial statements

Globalink, Ltd.
(A Development Stage Company)
Balance Sheet
June 30, 2007
(Expressed in U.S. Dollars)
(Unaudited)

ASSETS
Current assets:
  Cash                                                      $  94,235
  Accounts Receivable Shareholders                                  -
                                                            ---------
    Total current assets                                       94,235
                                                            ---------

FIXED ASSETS:
  Office Equipment                                                  -
  Accumulated Depreciation                                          -
                                                           ----------
    NET                                                             -

TOTAL ASSETS                                                $  94,235
                                                            =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  -
                                                            ---------
    Total current liabilities                                       -
                                                            ---------

OTHER LIABILITIES:
  Advances from Shareholders                                    9,235
                                                            ---------
    Total other liabilities                                     9,235
                                                            ---------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 100,000,000 shares
   authorized, 4,557,000 shares issue and outstanding           4,557
  Paid-in Surplus                                             223,643
  Deficit accumulated during the development stage           (143,200)
                                                            ---------
    Total Stockholders' Equity                                 85,000

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $  94,235
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

                                                                         For the Period
                                                                        February 3, 2006
                        For the Three Months      For the Six Months     (Inception) to
                          Ended June 30,            Ended June 30,          June 30,
                        2007         2006         2007         2006           2007
                       ----------   ----------   ----------   ----------   ----------
Revenue
  Sales                  $     -       $     -    $     -     $      -      $       -
  Other income                 -             -          -            -              -
  Interest income             14             -         24           39             69
                         -------       -------  ---------    ---------      ---------
                              14            -          24           39             69

Cost of Goods Sold             -            -           -            -              -
                         -------      -------   ---------    ---------      ---------

Gross Margin                  14            -          24           39             69
                         -------      -------   ---------    ---------      ---------

Expenses
  Accounting and legal
    fees                  $ 1,253     $      -    $ 7,551     $  8,522       $ 17,073
  Advertising                   -            -          -          585            585
  Amortization                  -            -          -            -              -
  Bad debts                     -            -          -            -              -
  Computers and
    Accessories                 -            -          -        1,339          1,339
  Consulting fees           2,500            -      2,500            -          2,500
  Foreign exchange
    (gain) loss                 -            -          -            -              -
  Management and
    directors' fees             -            -          -      112,500        112,500
  Meals and Entertainment       -            -          -          411            411
  Office and general          163            -        163          225            388
  Promotion                     -            -          -            -              -
  Property Acquisition
    Costs                       -            -          -            -              -
  Rent and Hydro            1,281            -      2,420        4,294          6,714
  Telephone and internet        -            -          -          354            354
  Travel                       79            -         79          664            743
  SEC Fees                      -            -          -          662            662
                          -------      -------  ---------    ---------      ---------
                          $ 5,276      $     -   $ 12,713     $129,556      $ 143,269
                          -------      -------  ---------    ---------      ---------
Loss for the Period       $(5,262)     $     -   $(12,689)   $(129,556)     $(143,200)
                          =======      =======  =========    =========      =========



Deficit at the Beginning
  Of period                     -            -    130,511            -              -
                          -------      -------  ---------     --------      ---------

Deficit at the End of
  Period                  $(5,262)     $     -  $(143,200)   $(129,517)     $(143,200)
                          =======      =======  =========    =========      =========
Basic and Diluted Loss
  per Share               $ (0.00)     $ (0.00)   $ (0.04)     $ (0.03)     $   (0.04)
                          =======      =======    =======      =======      =========

Weighted Number of
  Common Shares         3,844,941    3,750,000  3,884,941    3,750,000      3,844,941
                        =========    =========  =========    =========      =========


See accompanying notes

GLOBALINK, LTD.
(A Development Stage Company)
Statement of Cash Flows
For the six months ended June 30, 2007
 (Expressed in U.S. Dollars)

                                    For six months   For six months
                                          Ended           Ended
                                     June 30, 2007    June 30, 2006
                                   ----------------   ----------------
Cash Flows from Operating
  Activities
    Loss for the period                 $(12,689)        $ (129,517)
      Directors' services paid in shares       -            112,500
    Net changes in working capital
      balances
      Accounts Receivable                      -                  -
                                      ----------          ---------
    Cash flows used in operating
      activities                         (12,689)           (17,517)
                                      ----------          ---------

Cash Flows from Financing Activities
  Advances from shareholders               2,419              6,816
  Share capital issued                    80,700             35,000
                                       ---------          ---------
    Cash flows from financing
      activities                          83,119             41,816
                                       ---------          ---------

Cash Flows from Investing Activities
  Acquisition of capital assets
    and good will                              -                 -
                                       ---------         ---------
    Cash flows from (used in) investing
     investing activities                      -                 -
                                       ---------         ---------
Net (Decrease) Increase in Cash and
 Cash Equivalents                         70,430            24,799
Cash and Cash Equivalents at
 Beginning of Period                      23,805                 -
                                       ---------         ---------
Cash and Cash Equivalents at
  End of Period                        $  23,805         $  24,799
                                       =========         =========
Represented by:
  Cash                                 $  94,235         $  24,799
                                       =========         =========

See accompanying notes

GLOBALINK LTD.
(A Development Stage Company)
Notes to Financial Statements
For the six months ended June 30, 2007
(Expressed in U.S. Dollars)
(Unaudited)

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

The Company has a loss of $5,262 for the six months ended June 30, 2007 and sustained a significant operating loss of $593,200 since the inception of the Company. The Company has not attained any profitable operations. These factors together raise substantial doubt about the company's ability to continue as a going concern.

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

GLOBALINK LTD.
(A Development Stage Company)
Notes to Financial Statements
For the six months ended June 30, 2007
(Expressed in U.S. Dollars)

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

GLOBALINK LTD.
(A Development Stage Company)
Notes to Financial Statements
For the six months Ended June 30, 2007
(Expressed in U.S. Dollars)

4.     Advances from Shareholders

Advances from shareholders are for the reimbursement of expenses incurred on behalf of the company by the three principal shareholders and they bear no interest.

5.  Capital Stock

   Authorized
      100,000,000 Common shares with $0.001 par value
   Issued
      4,557,000 shares

The Company issued 2,6235,000 shares for cash of $.0133333 per share in the amount of $35,000 and 1,125,000 shares for services at $.50 in the amount of $562,500. Management has changed the value on these shares to the issue price of the current filing is $.10. Management has elected to restate the restatement to the current price of $.10. The change has been accounted for as an accounting error. A summary follows as to changes in the previous financials follows:

February 28, 2006

                            As originally   As Adjusted   Change
                               Restated

Net Loss                   $(572,863)      $(122,863)   $ 450,000
Deficit accumulated during
  The Development Stage    $(572,863)      $(122,863)   $ 450,000
Paid-in-Surplus            $ 593,250       $ 143,250    $(450,000)
Earnings per share         $ (.15276)      $ (.15276)   $ (.14600)

August 31, 2006
                            As originally   As Adjusted   Change
                               Restated

Net Loss                   $(579,517)      $(129,517)   $ 450,000
Deficit accumulated during
  The Development Stage    $(579,517)      $(129,517)   $ 450,000
Paid-in-Surplus            $ 593,250       $ 143,250    $(450,000)
Earnings per share         $ (.15454)      $ (.03454)   $ .120000

December 31, 2006
                            As originally   As Adjusted   Change
                               Restated

Net Loss                   $(580,511)      $(130,511)   $ 450,000
Deficit accumulated during
  The Development Stage    $(580,511)      $(130,511)   $ 450,000
Paid-in-Surplus            $ 593,250       $ 143,250    $(450,000)
Earnings per share         $ (.15480)      $ (.03480)   $ .120000

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties. We are a development stage company. Our auditors have raised substantial doubt as to our ability to continue as a going concern. We have experienced a significant loss from operations from inception aggregating $(617,050) and have limited working capital and stockholders equity of $94,235 at June 30, 2007.
In addition, we have no significant revenue generating operations.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

We are pursuing financing for our operations and seeking additional investments and we will need a minimum of $315,000 over the next twelve months to continue operations. For the six months ended June 30, 2007, we sold 807,000 common shares at $.10 pursuant to our recent public offering. In addition, we are seeking to expand our revenue base by adding new customers and increasing our marketing and advertising. Failure to secure such financing or to raise additional equity capital and to expand its revenue base may result in Globalink depleting our available funds and not being able to pay our obligations.

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

For the six months ended June 30, 2007, Globalink receive advances from shareholders of $2,419 compared to $6,816 for the same period in 2006. Additionally, for the six months ended June 30, 2007, Globalink received proceeds of $80,700 from the issuance of common shares compared to $35,000 for the same period in 2006. As a result, Globalink had cash flows from investing activities of $83,119 for the six months ended June 30, 2007 compared to $41,816 for the six months ended June 30, 2006.

For the six months ended June 30, 2007 and 2006, Globalink did not pursue any investing activities.

Results of Operations

For the three months ended June 30, 2007 and 2006, Globalink did not receive any material revenues. The net loss for the periods was $5,262 and $0.00, respectively. The expenses for the three months ended June 30, 2007 were $5,276 and consisted of accounting and legal fees and rent and hydro. Comparatively, for the three months ended June 30, 2006, the expenses of $0.00.

For the six months ended June 30, 2007 and 2006, Globalink did not receive any material revenues. The net loss for the periods was $12,689 and $129,517, respectively. The expenses for the six months ended June 30, 2007 were $12,713 and consisted of accounting and legal fees and rent and hydro. Comparatively, for the six months ended June 30, 2007, the expenses of $129,556 consisted mainly of management and directors' fees valued at $112,500 and of basic operating expenses spent to set up business operations and the administrative, legal and accounting expenses necessary to proceed with this registration statement.

We are currently working on the hotel booking website. The initial structure and preliminary functions are done. More work will be required before the site can be used and tested. Actual hotel listings will need to be incorporated.

Plan of Operation. Globalink has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. At June 30, 2007, Globalink incurred a deficit accumulated during the development stage of $(143,200). In addition, Globalink has no significant assets or revenue generating operations.

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

Item 3. Controls and Procedures

During the three months ended June 30, 2007 there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting .

Evaluation of Disclosure Controls and Procedures

Robin Young, the Chief Executive Officer and Ben Choi, the Chief Financial Officer of the Corporation have made an evaluation of the disclosure controls and procedures relating to the report on Form 10QSB for the three months ended June 30, 2007 as filed with the Securities and Exchange Commission and have concluded such controls and procedures to be effective as of June 30, 2007 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. Not applicable.

Item 2. Changes in Securities and Use of Proceeds.

        For the six months ended June 30, 2007, we sold 807,000 common shares at $.10 pursuant to our recent public offering.

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

Dated:  August 20, 2007

Globalink, Ltd.

By  /s/Robin Young
    ------------------------
    Robin Young
    President and Director