Form 10QSB/A
period 2007-03-31
GLOBALINK, LTD.
filed 2007-10-24
CIK 1361540

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment 1 to
FORM 10-QSB

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

Yes  [ X ]      No [ x ]

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

Dated:  October 24, 2007

Globalink, Ltd.

By  /s/Robin Young
    ------------------------
    Robin Young
    President and Director