Form 10QSB
period 2007-09-30
GLOBALINK, LTD.
filed 2007-11-09
CIK 1361540

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2007

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

Yes  [ X ]      No [  ]

The number of outstanding shares of the registrant's common stock, September 30, 2007: Common Stock - 4,557,000

Transitional Small Business Disclosure Format (Check one):

Yes  [  ]      No [ x ]

 PART I -- FINANCIAL INFORMATION

Globalink, Ltd.

Item 1. Financial Statements

Balance Sheet,
   September 30, 2007(unaudited)
Statements of Earnings and Deficit for the three and nine months ended September 30, 2007 and 2006(unaudited) and for the period from inception (February 3, 2006) to September 30, 2007 (Restated)
Statements of Cash Flows for the
  three and nine months ended September 30, 2007 and 2006(unaudited) and for the period from inception (February 3, 2006) to September 30, 2007 (Restated)
Notes to financial statements

Globalink, Ltd.
(A Development Stage Company)
Balance Sheet
September 30, 2007
(Expressed in U.S. Dollars)
(Unaudited)

ASSETS
Current assets:
  Cash                                                      $  91,697
  Accounts Receivable, Shareholders                                 -
                                                            ---------
    Total current assets                                       91,697
                                                            ---------

FIXED ASSETS:
  Furniture & Equipment                                           500
     Accumulated Depreciation                                       -
  Computer & equipments                                        14,170
     Accumulated Depreciation                                    (472)
                                                           ----------
    NET                                                        14,198

TOTAL ASSETS                                                $ 105,895
                                                            =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              1,384
                                                            ---------
    Total current liabilities                                   1,384
                                                            ---------

OTHER LIABILITIES:
  Advances from Shareholders                                   25,853
                                                            ---------
    Total other liabilities                                    25,853
                                                            ---------

TOTAL LIABILITIES                                              27,237
                                                            =========
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 100,000,000 shares
   authorized, 4,557,000 shares issue and outstanding           4,557
  Paid-in Surplus                                             223,643
  Deficit accumulated during the development stage           (149,542)
                                                            ---------
    Total Stockholders' Equity                                 78,658

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $ 105,895
                                                            =========


See accompanying notes

GLOBALINK, LTD.
(A Development Stage Company)
Statement of Earnings and Deficit
For The Period From Inception February 3, 2006 to September 30, 2007 And Accumulated During the Development Stage
(Expressed in U.S. Dollars)

                                                                         For the Period
                                                                        February 3, 2006
                        For the Three Months      For the Nine Months     (Inception) to
                         Ended September 30,      Ended September 30,      September 30,
                        2007         2006         2007         2006           2007
                       ----------   ----------   ----------   ----------   ----------
Revenue
  Sales                  $     -      $     -     $     -     $      -      $       -
  Other income                 -            -           -            -              -
  Interest income              -            5          24           44             69
                         -------      -------    --------    ---------      ---------
                               -            5          24           44             69

Cost of Goods Sold             -            -           -            -              -
                         -------      -------    --------    ---------      ---------

Gross Margin                   -            5          24           44             69
                         -------      -------   ---------    ---------      ---------

Expenses
  Accounting and legal
    fees                  $ 1,250     $      -    $ 8,801     $  8,522       $ 18,323
  Advertising                   -            -          -          585            585
  Amortization                  -            -          -            -              -
  Bad debts                     -            -          -            -              -
  Computers and
    Accessories                 -            -          -        1,339          1,339
  Consulting fees               -            -      2,500            -          2,500
  Depreciation                472            -        472            -            472
  Foreign exchange
    (gain) loss                 -            -          -            -              -
  Management and
    directors' fees             -            -          -      112,500        112,500
  Meals and Entertainment      21            -         21          411            433
  Office and general           38            -        201          225            426
  Promotion                     -            -          -            -              -
  Property Acquisition
    Costs                       -            -          -            -              -
  Rent and Hydro            1,425            -      3,845        4,294          8,139
  Telephone and internet      102            -        102          354            455
  Travel                      400            -        479          664          1,143
  Transfer Fees             2,634            -      2,634            -          2,634
  SEC Fees                      -            -          -          662            662
                          -------      -------  ---------    ---------      ---------
                          $ 6,342      $     -   $ 19,055     $129,556      $ 149,611
                          -------      -------  ---------    ---------      ---------


Loss for the Period       $(6,342)     $     -   $(19,031)   $(129,512)     $(149,542)
                          =======      =======  =========    =========      =========
Deficit at the Beginning
  Of period              (143,200)           -   (130,511)           -              -
                          -------      -------  ---------     --------      ---------

Deficit at the End of
  Period                $(149,542)     $     -  $(149,542)   $(129,512)     $(149,542)
                          =======      =======  =========    =========      =========
Basic and Diluted Loss
  per Share               $ (0.00)     $ (0.00)   $ (0.00)     $ (0.03)     $   (0.03)
                          =======      =======    =======      =======      =========

Weighted Number of
  Common Shares         4,557,000    4,557,000  4,557,000    4,557,000      4,557,000z
                        =========    =========  =========    =========      =========


See accompanying notes

GLOBALINK, LTD.
(A Development Stage Company)
Statement of Cash Flows
For the nine months ended September 30, 2007
 (Expressed in U.S. Dollars)

                                  For nine months     For nine months    Accumulated
                                      Ended             Ended             During the
                                September 30, 2007  September 30, 2006  Development state
                                 ----------------    ----------------    ----------------
Cash Flows from Operating
  Activities
    Loss for the period               $  (19,031)        $ (129,517)       $ (149,542)
    Less Depreciation not requiring
      use of funds                           472                  -               472
    Increase in operating liabilities -
      Account payable                      1,384                  -             1,384
      Directors' services paid in shares       -            112,500           112,500
    Net changes in working capital
      balances
      Accounts Receivable                      -                  -                 -
                                      ----------          ---------         ---------
    Cash flows used in operating
      activities                         (17,175)           (17,012)          (35,186)
                                      ----------          ---------         ---------

Cash Flows from Financing Activities
  Advances from shareholders              19.038              4,282            25,853
  Share capital issued                    80,700             35,000           115,700
                                       ---------          ---------          --------
    Cash flows from financing
      activities                          99,738             39,282           141,553
                                       ---------          ---------          --------

Cash Flows from Investing Activities
  Acquisition of capital assets
    and good will                        (14,670)                -            (14,670)
                                       ---------         ---------           --------
    Cash flows from (used in) investing
     investing activities                (14,670)                -            (14,670)
                                       ---------         ---------           --------
Net (Decrease) Increase in Cash and
 Cash Equivalents                         67,893            22,270             91,697
Cash and Cash Equivalents at
 Beginning of Period                      23,804                 -                  -
                                       ---------         ---------           --------
Cash and Cash Equivalents at
  End of Period                        $  91,697         $  22,270             91,697
                                       =========         =========           ========
Represented by:
  Cash                                 $  91,697         $  22,270             91,697
                                       =========         =========           ========

See accompanying notes

GLOBALINK LTD.
(A Development Stage Company)
Notes to Financial Statements
For The Period from July 1, 2007 to September 30, 2007
(Expressed in U.S. Dollars)
(Unaudited)

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

   The company has a loss of $6,342 in the period from July to September 2007 and sustained a significant accumulated operating loss of $149,542 since the inception of the company. The company has not attained any profitable operations. These factors together raise substantial doubt about the company's ability to continue as a going concern.

   The company's ability to discharge its liabilities is dependent upon the continued support of its shareholders and its ability to generate funds through share issuances.

3.  Company assets

   The company has purchased $14,170 computer equipments for the development of the hotel web site in July 2007. The Hotel web site which has been developing for more than one year is now in the testing stage. Most of the essential features, such as secure hotel reservation pages are already programmed and developed. Management estimates the value of this program worth more than $50,000 at the balance sheet date. Depreciation is provided on the straight line basis over an estimated life of 5 years. Depreciation for the period was $472.

4.   Accounting Policies

   The financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America and reflect the following policies:

   a)   Translation of foreign currencies
Monetary assets and liabilities in foreign currencies are translated into United States dollars at the prevailing year-end exchange rates.

GLOBALINK LTD.
(A Development Stage Company)
Notes to Financial Statements
For The Period from July 1, 2007 to September 30, 2007
(Expressed in U.S. Dollars)
(Unaudited)

Revenue and expense items are translated at the average rates in effect during the month of transaction. Resulting exchange gains and losses on transactions are included in the determination of earnings for the year.

4.   Accounting Policies (continued)

   b)  Financial instruments
   The company's financial instruments consist of accounts receivable, accounts payable, directors' fees payable and advances from shareholders. It is management's opinion that the company is not exposed to significant interest rate risk arising from these financial instruments and that their carrying values approximate their fair values.

Accounts Receivable, Shareholders
The balance of $-0- is due from shareholders for the purchase of the Company's Common stock. Management has made no allowance for doubtful accounts because they anticipate no chance of loss on these accounts.

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

GLOBALINK LTD.
(A Development Stage Company)
Notes to Financial Statements
For The Period from July 1, 2007 to September 30, 2007
(Expressed in U.S. Dollars)
(Unaudited)

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

5.   Advances from Shareholders

   Advances from shareholders are for the reimbursement of expenses incurred on behalf of the company by the three principal shareholders and they bear no interest. The balance at September 30, 2007 is $25,853.

Capital Stock

   Authorized
      100,000,000 Common shares with $0.001 par value
   Issued
      4,557,000 shares

The Company issued 2,6235,000 shares for cash of $.0133333 per share in the amount of $35,000 and 1,125,000 shares for services at $.50 in the amount of $562,500. Management has changed the value on these shares to the issue price of the current filing at $.10. Management has elected to restate the restatement to the current issue price of $.10. The change has been accounted for as an accounting error. A summary follows as to changes in the previous financials follows:

GLOBALINK LTD.
(A Development Stage Company)
Notes to Financial Statements
For The Period from July 1, 2007 to September 30, 2007
(Expressed in U.S. Dollars)
(Unaudited)

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

During the current period the Company issued 807,000 shares for cash under the current filing with the Securities and Exchange Commission of the United States. The shares were issued at a price of $.10 per share. Management has promised the purchasers that they will not use the funds received from these issuances until the Company has been issued a trading symbol.

7.  New accounting pronouncements:

The following recent accounting pronouncements:
  FASB Statements
  Number 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement
No. 13, and Technical Corrections
  Number 146, Accounting for Costs Associated with Exit or Disposal
Activities,
  Number 147, Acquisitions of Certain Financial Institutions - an amendment of FASB Statements

GLOBALINK LTD.
(A Development Stage Company)
Notes to Financial Statements
For The Period from July 1, 2007 to September 30, 2007
(Expressed in U.S. Dollars)
(Unaudited)

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties. We are a development stage company. Our auditors have raised substantial doubt as to our ability to continue as a going concern. We have experienced a significant loss from operations from inception aggregating $(149,542) and have limited working capital and stockholders equity of $78,658 at September 30, 2007. In addition, we have no significant revenue generating operations.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

We are pursuing financing for our operations and seeking additional investments and we will need a minimum of $315,000 over the next twelve months to continue operations. For the nine months ended September 30, 2007, we sold 807,000 common shares at $.10 pursuant to our recent public offering. In addition, we are seeking to expand our revenue base by adding new customers and increasing our marketing and advertising. Failure to secure such financing or to raise additional equity capital and to expand its revenue base may result in Globalink depleting our available funds and not being able to pay our obligations.

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

For the nine months ended September 30, 2007, Globalink receive advances from shareholders of $19,038 compared to $4,282 for the same period in 2006. Additionally, for the nine months ended September 30, 2007, Globalink received proceeds of $80,700 from the issuance of common shares compared to $35,000 for the same period in 2006. As a result, Globalink had cash flows from investing activities of $99,738 for the nine months ended September 30, 2007 compared to $39,282 for the nine months ended September 30, 2006.

For the nine months ended September 30, 2007 and 2006, Globalink did not pursue any investing activities.

Results of Operations

For the three months ended September 30, 2007 and 2006, Globalink did not receive any material revenues. The net loss for the periods was $6,342 and $0.00, respectively. The expenses for the three months ended September 30, 2007 were $6,342 and consisted mainly of accounting and legal fees, depreciation, rent and hydro. Comparatively, for the three months ended September 30, 2006, the expenses were $0.00.

For the nine months ended September 30, 2007 and 2006, Globalink did not receive any material revenues. The net loss for the periods was $19,031 and $129,512, respectively. The expenses for the nine months ended September 30, 2007 were $19,055 and consisted of accounting and legal fees, consulting fees, rent and hydro. Comparatively, for the nine months ended September 30, 2007, the expenses of $129,556 consisted mainly of management and directors' fees valued at $112,500 and of basic operating expenses spent to set up business operations and the administrative, legal and accounting expenses necessary to proceed with this registration statement.

We are currently working on the hotel booking website. The initial structure and preliminary functions are done. More work will be required before the site can be used and tested. Actual hotel listings will need to be incorporated.

Plan of Operation. Globalink has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. At September 30, 2007, Globalink incurred a deficit accumulated during the development stage of $(149,542). In addition, Globalink has no significant assets or revenue generating operations.

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

Item 3. Controls and Procedures

During the three months ended September 30, 2007 there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting .

Evaluation of Disclosure Controls and Procedures

Robin Young, the Chief Executive Officer and Ben Choi, the Chief Financial Officer of the Corporation have made an evaluation of the disclosure controls and procedures relating to the report on Form 10QSB for the three months ended September 30, 2007 as filed with the Securities and Exchange Commission and have concluded such controls and procedures to be effective as of September 30, 2007 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated:  November 7, 2007

Globalink, Ltd.

By  /s/Robin Young
    ------------------------
    Robin Young
    President and Director