Form 10-K
period 2007-12-31
GLOBALINK, LTD.
filed 2008-03-17
CIK 1361540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the fiscal year ended 12/31/07

                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from     to

Commission file number: 333-133961

Globalink, Ltd.
--------------------------------------------
(Exact name of registrant as specified in its charter)


        NEVADA                              Not applicable
----------------------                  ----------------------
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization         Identification Number)

#202 - 426 Main Street Vancouver, B.C.   V6A 2T0
---------------------------------------------------
(Address of principal executive offices, Zip Code)

(Registrant's telephone number, including area code) (604) 828-8822


Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
[ ] Yes  [x] No

Indicate by check mark is the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [ ] Yes [x] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[x] Yes  [ ] No

Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, indefinitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  [ ]          Accelerated filer          [ ]
Non-accelerated filer    [ ]          Smaller reporting company  [x]

Indicate by check mark whether Globalink is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes [x] No [ ]

Globalink revenues for its most recent fiscal year were $0.00. The market value of Globalink's voting common stock held by non-affiliates of Globalink was approximately $0.00.

The number of shares outstanding of Globalink's only class of common stock, as of December 31, 2007 and February 29, 2008 was 4,557,000 shares and 4,557,000 shares of its common stock, respectively.

No documents are incorporated into the text by reference.

PART I

ITEM 1.  BUSINESS

General

Globalink has not had any operations since inception. Globalink was incorporated in Nevada on February 3, 2006.

Operations

Globalink intends to develop and operate an internet hotel booking website to provide online hotel booking services for travel agencies, leisure and small business travelers. This hotel booking website will feature traveler oriented interfaces which will allow travel agencies and travelers to make reservation for the hotel accommodation online. The site will provide easy access to the description of the hotel and real time rates with availability of access 24 hours a day and 7 days a week. The customers can book and confirm their hotel rooms instantaneously from anywhere in the world. This hotel booking website will offer one-stop updated hotel booking and reservation services.

The peak season in hotel booking is from November to March and from July to September every year.

We will first attract the local customers and hotel suppliers to our Internet hotel booking web site. We will provide a vendor marketplace for the hotel vendors to log in and allow them to post their available hotel rooms & prices on the website. An interface will be provided to each hotel listing their rooms with us so that the hotel management can upload daily the latest rates and latest availability of rooms onto the website.

To encourage more hotels to utilize this website, we will waive the membership fee for the hotels to join into this network. We will only charge approximately 10% commission from the hotels if the booking transaction takes place in this hotel booking web site.

The customer and business travelers will be able to login to the website to search for the hotel room availability, real-time pricing, hotel information, hotel reservation, and hotel confirmation. Each customer will have their own account to keep track of his travel information.

The web site will provide special hot deals and travel packages to the customers. For the return customers, the award points will be earned and credited to their accounts. Discount voucher and free hotel room will be awarded when their points reach the reward level.

In order to make our web site a comfortable place for the customers and hotel vendors to use, we will build an underlying technology infrastructure that enables the transactions through our websites to be processed in a quick, reliable, scalable and secure environment.

   Competition. The online commerce market, particularly over the Internet, is new, rapidly evolving and intensely competitive, and we expect that the competition will intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost. We believe while we currently may have disadvantages in this market, the growth of this market is able to allow us to take a market share if we can maintain reliable, fast response, and quality service to our customers and hotel suppliers.

We will compete on the basis of ease of use, pricing and customer preference. Our competitors are well established, substantially larger and have substantially greater market recognition, greater resources and broader capabilities than we have. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by Globalink may have a material adverse effect on our business, prospects, financial condition and results of operations.

Marketing Strategy

Our objective is to make this internet hotel booking web site to gain a market presence and become one of the leading online hotel booking web sites in local and international markets with time.

In order to achieve our objective, we need to meet the following events or milestones in the next twelve months:

   - We must complete the internet hotel booking web site within six months. The activities include purchasing and putting into place the necessary electronic infrastructure to support our website; developing the software and programs to operate both our website and our referral database; and testing and fine tuning the functionality of our website.

   - We must promote our website. We will pursue an aggressive brand awareness strategy which includes a substantial advertising presence in the media, such as newsprints, online media, and radio and television as well as public billboards. We need to attract an increasingly number of customers to use our web site.

   - Another major crucial factor to make this web site a success is the strong relationship with the hotel suppliers. We will work closely with the hotel suppliers to give us input to design the easy tools to facilitate suppliers' entry of pricing, availability and description information directly into our marketplace.

We intend to first sign up at least few hotel suppliers to use our hotel booking website after the completion of site. Our directors and officers have contacted a few hotel suppliers locally to solicit their interests in using our hotel booking web site. Although we have had preliminary discussions with a few suppliers who had shown interest in our project and although they could materially affect our operations, we currently do not have any affiliation or contractual obligations with these suppliers. We cannot be certain whether any of these companies will use our services.

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

For the first year of operation, the marketing costs will depend on the amount of funding raised in this offering. Management is of the opinion that we will need to raise $625,000 to achieve net income producing operations. To achieve brand awareness, we intend to allocate the following amounts:

   - If $625,000 is raised, we will allocate $125,000 for market and advertising which will consist of minimal local exposure through billboards, television and radio spots, news media and travel magazines.

   - If $1,250,000 is raised, we will allocate $300,000 for market and advertising which will consist of local exposure through billboards, television and radio spots, news media and travel magazines. Additionally, we can launch separate marketing schemes to different populated cities, not necessarily in the same country.

   - If $2,500,000 is raised, we will allocate $563,000 for marketing and brand exposure which will include local exposure through billboards, television and radio spots, news media and travel magazines. Additionally, we will launch separate marketing schemes to one or two affluent cities outside of the United States.

   - If the total offering amount is raised, we will allocate $1,200,000 for marketing and brand exposure which will include local exposure through billboards, television and radio spots, news media and travel magazines. Additionally, we will increase our brand awareness in additional cities

Employees

We presently have no full-time employees and no part-time employees.
We intend to enter into employment agreements with our officers. Terms and conditions of these agreements have not yet been determined.

Reports to Security Holders

We are a fully reporting company under the requirements of the Exchange Act, and will file the necessary quarterly and other reports with the Securities and Exchange Commission. Although we are not required to deliver our annual or quarterly reports to security holders, we would be pleased to forward this information to security holders upon receiving a written request to receive such information. The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Securities and Exchange Commission located at 100 F Street, N.E., Washington, D.C. 20549.

Copies of such material may be obtained by mail from the Public
Reference Section of the Securities and Exchange Commission at 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates.

Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the Commission maintains a World Wide Website on the Internet at: http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Securities and Exchange Commission. Globalink is an electronic filer and our filings are available on the EDGAR system.

ITEM 2. PROPERTIES

Our executive offices of approximately 600 square feet are located at 426 Main Street, 2nd Floor, Vancouver, B.C., V6A 2T4. We have a signed sublease for the property with the main tenant with freedom to vacate as desired.

ITEM 3.   LEGAL PROCEEDINGS.

Globalink management is aware of no pending or threatened litigation. During the fourth quarter of the fiscal year ended December 31, 2007, Globalink was not a party to any legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended December 31, 2007, no matters were submitted to a vote of Globalink's security holders, through the solicitation of proxies.

PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information. Our common stock is listed on the NASDAQ bulletin board under the symbol GOBK as of December 20, 2007 and the first trade was made on March 6, 2008.

The approximate number of holders of record of Globalink's $.001 par value common stock, as of December 31, 2007 and February 28, 2008 was 62 shareholders.

Dividends. Holders of Globalink's common stock are entitled to receive such dividends as may be declared by its board of directors. No dividends on Globalink's common stock have ever been paid, and Globalink does not anticipate that dividends will be paid on its common stock in the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA.

The Statements of Operations for the years ended December 31, 2007, 2006 and the Balance Sheet date as of December 2007 are derived from our audited Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related notes thereto included in Item 9 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below.
                                               Years Ended
                                      December 31,      December 31,
                                          2007              2006
                                      ------------      ------------
Statement of Operations Data:
Total revenue                          $      24          $      45
Total operating expense                   30,468            130,556
                                       ---------          ---------
Net income (loss)                      $ (30,445)         $(130,511)

Basic and diluted net loss
  per common share                     $   (0.01)         $   (0.03)
                                       =========          =========
Balance Sheet Data (at period end):
Current assets                         $  81,077          $  23,805
Fixed assets                              13,465                  -
Total assets                           $  94,542          $  23,805
Total Liabilities                         27,298              6,816
Net Equity                             $  67,244          $  16,989

Cash Flow Data:
Net cash flows provided by (used in):
  Operating activities                 $ (29,239)         $(130,511)
  Investing activities                 $ (14,670)         $       -
  Financial activities                 $ 101,182          $  51,816

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties. We are a development stage company. Our auditors have raised substantial doubt as to our ability to continue as a going concern. We have experienced a significant loss from operations from inception aggregating $(160,956) and have limited working capital and stockholders equity of $67,244 at December 31, 2007. In addition, we have no significant revenue generating operations.

Our ability to continue as a going concern is contingent upon our ability to secure additional financing, increase ownership equity and attain profitable operations. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered in established markets and the competitive environment in which we operate.

We are pursuing financing for our operations and seeking additional investments and we will need a minimum of $315,000 over the next twelve months to continue operations. For the year ended December 31, 2007, we sold 807,000 common shares at $.10 pursuant to our recent public offering. In addition, we are seeking to expand our revenue base by adding new customers and increasing our marketing and advertising. Failure to secure such financing or to raise additional equity capital and to expand its revenue base may result in Globalink depleting our available funds and not being able to pay our obligations.

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

For the year ended December 31, 2007, Globalink received advances from shareholders of $20,482 and proceeds from the sale of common shares of $80,700. As a result, Globalink had net cash from financing activities of $101,182 for the year ended December 31, 2007

For the year ended December 31, 2006, Globalink received advances from shareholders of $6,816 and proceeds from the sale of common shares of $35,000. As a result, Globalink had net cash from financing activities of $41,816 for the year ended
December 31, 2006.

For the year ended December 31, 2007, Globalink acquired capital assets of $14,670 resulting in cash flows used in investing activities of $14,670. Comparatively, for the year ended December 31, 2006, Globalink did not pursue any investing activities.

Results of Operations

For the year ended December 31, 2007, Globalink did not receive any revenues from operations. The net loss for the period was $(30,445). The expenses of $30,468 consisted mainly of management and directors' fees valued at transfer agent cost of $10,334, consulting fees of $2,500 and of basic operating expenses spent to set up business operations and the administrative, legal and accounting expenses necessary to complete filings with the Securities and Exchange Commission.

For the year ended December 31, 2006, Globalink did not receive any revenues from operations. The net loss for the period was $130,511. The expenses of $130,556 consisted mainly of management and directors' fees valued at $112,500 and of basic operating expenses spent to set up business operations and the administrative, legal and accounting expenses necessary to proceed with a public offering.

We are currently working on the hotel booking website. The initial structure and preliminary functions are done. More work will be required before the site can be used and tested. Actual hotel listings will need to be incorporated.

Plan of Operation. Globalink has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. At December 31, 2007, Globalink incurred a deficit accumulated during the development stage of $(160,956). In addition, Globalink has no significant assets or revenue generating operations.

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

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Globalink does not have any significant market risk exposures.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


GLOBALINK CORP.
Index to
Financial Statements

                                                              Page
                                                           ----------

Report of Independent Registered Public Accounting Firm           8

Balance Sheet at December 31, 2007                                9

Statements of Operations for the years ended
 December 31, 2007 and 2006                                      10

Statement of Changes in Stockholders' Equity
 for the years ended December 31, 2007 and 2006                  11

Statements of Cash Flows for the years ended
 December 31, 2007 and 2006                                      12

Notes to Financial Statements                                    13

THOMAS J. HARRIS
CERTIFIED PUBLIC ACCOUNTANT
3901 STONE WAY N., SUITE 202
SEATTLE, WA  98103
206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
GLOBALINK, LTD.
Vancouver, B.C., Canada

We have audited the balance sheets of GLOBALINK LTD. a development stage company, as at DECEMBER 31, 2007, the statements of earnings and deficit, stockholders' deficiency and cash flows for the period from inception February 3, 2006 to DECEMBER 31, 2007. Theses financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GLOBALINK, LTD a development stage company, as of December 31, 2007 and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles accepted in the United States of America.


The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2, the company's significant operating losses, working capital deficiency and need for new capital raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As explained in Note 1 to these financial statements management has elected to revalue the stock given to officers and directors for services. This revaluation has been accounted for as a correction of an error and they have been restated as shown in the note 1. We concur in this restatement.

/s/Thomas J. Harris, CPA

Thomas J Harris, CPA
February 25, 2008

Globalink, Ltd.
(A Development Stage Company)
Balance Sheet
December 31, 2007
(Expressed in U.S. Dollars)

ASSETS
Current assets:
  Cash                                                      $  81,077
  Accounts Receivable, Shareholders                                 -
                                                            ---------
    Total current assets                                       81,077
                                                            ---------

FIXED ASSETS:
  Furniture & Equipment                                           500
     Accumulated Depreciation                                     (25)
  Computer & equipments                                        14,170
     Accumulated Depreciation                                  (1,181)
                                                           ----------
    NET                                                        13,465

TOTAL ASSETS                                                $  94,542
                                                            =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  -
                                                            ---------
    Total current liabilities                                       -
                                                            ---------

OTHER LIABILITIES:
  Advances from Shareholders                                   27,298
                                                            ---------
    Total other liabilities                                    27,298
                                                            ---------

TOTAL LIABILITIES                                              27,298
                                                            =========
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 100,000,000 shares
   authorized, 4,557,000 shares issue and outstanding           4,557
  Paid-in Surplus                                             223,643
  Deficit accumulated during the development stage           (160,956)
                                                            ---------
    Total Stockholders' Equity                                 67,244

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $  94,542
                                                            =========


See accompanying notes

GLOBALINK, LTD.
(A Development Stage Company)
Statement of Earnings and Deficit
For The Period from January 1, 2007 to December 31, 2007
And Accumulated During the Development Stage
(Expressed in U.S. Dollars)


                          For the Years             Accumulated
                         Ended December 31,          During the
                        2007         2006        Development stage
                       ----------   ----------   ------------------
Revenue
  Sales                  $     -      $     -           $     -
  Other income                 -            -                 -
  Interest income             24           45                69
                         -------      -------          --------
                              24           45                69

Cost of Goods Sold             -            -                 -
                         -------      -------          --------

Gross Margin                  24           45                69
                         -------      -------         ---------
Expenses
  Accounting and legal
    fees                  $ 9,801     $  9,522          $19,323
  Advertising                   -          585              585
  Bad debts                     -            -                -
  Computers and
    Accessories                 -        1,339            1,339
  Consulting fees           2,500            -            2,500
  Depreciation              1,206            -            1,206
  Foreign exchange
    (gain) loss              (150)           -             (150)
  Management and
    directors' fees             -      112,500                -
  Meals and Entertainment      22          411              433
  Office and general          546          225              771
  Promotion                     -            -                -
  Property Acquisition
    Costs                       -            -                -
  Rent and Hydro            5,289        4,294            9,583
  Telephone and internet      102          354              456
  Travel                      479            -              479
  Transfer Fees             2,634          667            1,146
  Stock security fee
    (Transfer Agent cost)  10,334            -           10,334
  SEC Fees                    340          662            1,002
                         --------    ---------        ---------
                         $ 30,468     $130,556         $161,024
                         --------    ---------        ---------


Loss for the Period      $(30,445)   $(130,511)       $(160,956)
                         ========    =========        =========
Deficit at the Beginning
  Of period              (130,511)           -                -
                          -------    ---------        ---------

Deficit at the End of
  Period                $(160,956)   $(130,511)       $(160,956)
                          =======    =========        =========
Basic and Diluted Loss
  per Share               $ (0.01)     $ (0.03)         $ (0.04)
                          =======      =======          =======

Weighted Number of
  Common Shares         4,557,000    4,557,000        4,557,000
                        =========    =========        =========


See accompanying notes





                             GLOBALINK, LTD.
                      (A Development Stage Company)
                  Statement of Stockholders' Deficiency
  For The Period From Inception February 3, 2006 to December 31, 2007
               And Accumulated During the Development Stage
                       (Expressed in U.S. Dollars)

                                                              Deficit
                                                           Accumulated      Total
                                                            During the     Stock-
                             Number                Paid In   Development    holders'
                            Of shares     Amount   Surplus     Stage       Equity
                           ----------   ---------  -------   ----------   ----------
Balance at February 3, 2006         -   $        - $      - $        -    $       -

Shares issued for services at
 $.50                       1,125,000        1,125  561,375          -      562,500
Shares issued for cash at
 $.013333                   2,625,000        2,625   32,375          -       35,000
Net loss for the period             -            -        -   (580,511)    (580,511)
                           ----------   ----------  ------- ----------    ---------

Balance at December
   31, 2006                 3,750,000   $    3,750  593,750  $(580,511)   $  16,989
                           ==========   ==========  =======  =========    =========
Shares issued for cash at
 $.10                         807,000   $   80,700        -          -            -
Net loss for the period             -            -        -   (160,956)    (160,956)
                           ----------   ----------  ------- ----------    ---------

Balance at December
   31, 2007                 4,557,000   $    4,557 $223,643  $(160,956)   $  67,244
                           ==========   ========== ========  =========    =========





See accompanying notes

GLOBALINK, LTD.
(A Development Stage Company)
Statement of Cash Flows
For the years ended December 31, 2007 and 2006
 (Expressed in U.S. Dollars)

                               For twelve months    For twelve months  Accumulated
                                      Ended            Year Ended       During the
                               December 31, 2007  December 31, 2006  Development stage
                               ----------------   ----------------    ----------------
Cash Flows from Operating
  Activities
    Loss for the period               $  (30,445)        $ (130,511)       $ (160,956)
    Less Depreciation not requiring
      use of funds                         1,206                  -             1,206
    Increase in operating liabilities -
      Account payable                          -                  -                 -
    Directors' services paid in shares         -            112,500           112,500
    Net changes in working capital
      balances
      Accounts Receivable                      -                  -                 -
                                      ----------          ---------         ---------
    Cash flows used in operating
      activities                         (29,239)           (18,011)          (47,250)
                                      ----------          ---------         ---------

Cash Flows from Financing Activities
  Advances from shareholders              20,482              6,816            27,298
  Share capital issued                    80,700             35,000           115,700
                                       ---------          ---------          --------
    Cash flows from financing
      activities                         101,182             41,816           142,998
                                       ---------          ---------          --------

Cash Flows from Investing Activities
  Acquisition of capital assets
    and good will                        (14,670)                -            (14,670)
                                       ---------         ---------           --------
    Cash flows from (used in) investing
     investing activities                (14,670)                -            (14,670)
                                       ---------         ---------           --------
Net (Decrease) Increase in Cash and
 Cash Equivalents                         57,273            23,805             81,077
Cash and Cash Equivalents at
 Beginning of Period                      23,804                 -                  -
                                       ---------         ---------           --------
Cash and Cash Equivalents at
  End of Period                        $  81,077         $  23,805             81,077
                                       =========         =========           ========
Represented by:
  Cash                                 $  81,077         $  23,805             81,077
                                       =========         =========           ========

See accompanying notes

GLOBALINK LTD.
(A Development Stage Company)
Notes to Financial Statements
For The Period from January 1, 2007 to December 31, 2007
(Expressed in U.S. Dollars)
(Unaudited)

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

   The company has a loss of $30,445 in the period from January 1, 2007 to December 31, 2007 and sustained a significant accumulated operating loss of $160,956 since the inception of the company. The company has not attained any profitable operations. These factors together raise substantial doubt about the company's ability to continue as a going concern.

   The company's ability to discharge its liabilities is dependent upon the continued support of its shareholders and its ability to generate funds through share issuances.

3.  Company assets

   The company has purchased $14,170 computer equipments for the development of the hotel web site in July 2007. The Hotel web site which has been developing for more than one year is now in the testing stage. Most of the essential features, such as secure hotel reservation pages are already programmed and developed. Management estimates the value of this program worth more than $50,000 at the balance sheet date. Depreciation is provided on the straight line basis over an estimated life of 5 years. Depreciation for the period up to December 2007 was $1,206.

4.   Accounting Policies

   The financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America and reflect the following policies:

   a)   Translation of foreign currencies
Monetary assets and liabilities in foreign currencies are translated into United States dollars at the prevailing year-end exchange rates.

GLOBALINK LTD.
(A Development Stage Company)
Notes to Financial Statements
For The Period from January 1, 2007 to December 31, 2007
(Expressed in U.S. Dollars)
(Unaudited)

Revenue and expense items are translated at the average rates in effect during the month of transaction. Resulting exchange gains and losses on transactions are included in the determination of earnings for the year. The total exchange gain at December 31, 2007 is $150.

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

5.   Advances from Shareholders

   Advances from shareholders are for the reimbursement of expenses incurred on behalf of the company by the three principal shareholders and they bear no interest. The balance at December 31, 2007 is $27,298.

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

GLOBALINK LTD.
(A Development Stage Company)
Notes to Financial Statements
For The Period from January 1, 2007 to December 31, 2007
(Expressed in U.S. Dollars)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES.

During the year ended December 31, 2007, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2007. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of December 31, 2007 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

ITEM 9B.  OTHER INFORMATION.

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our bylaws provide that the number of directors who shall constitute the whole board shall be such number as the board of directors shall at the time have designated. We confirm that the number of authorized directors has been set at three (3) pursuant to our bylaws. Each director shall be selected for a term of one year and until his successor is elected and qualified. Vacancies are filled by a majority vote of the remaining directors then in office with the successor elected for the unexpired term and until the successor is elected and qualified.

The directors and executive officers are as follows:

NAME                                AGE      POSITIONS HELD          SINCE

Robin Young                          66      President/Director   Inception to
                                                                    Present

Ben Choi                             54      Treasurer/Director   Inception to
                                                                    Present

Daniel Lo                            43      Secretary/Director   Inception to
                                                                    Present

Business Experience of Officers and Directors

Robin Young, President and Director, has been the principal of Young Engineering Corporation, an engineering consultant firm for the building industry since 1975. He has also been the president of Landtek Properties Ltd., a development company since 1994 and Coreng Construction Corporation, a company providing project and construction management as well as general contracting from 1976 to 1990. Mr. Young was listed in the "Who's Who in British Columbia" and "International Who's Who of Professionals". Mr. Young received a bachelor of applied science degree in civil engineering from the University of British Columbia in 1963. He conducted his post-graduate studies both at McGill University and at Concordia University and received his master's degree in civil and structural engineering in 1970 from Concordia University.

Ben Choi, Treasurer and Director is a software development consultant. From 2001 to present, Mr. Choi has been project manager of NewViews Health Care Consultants Ltd, a company which develops health care software programs. He has also been the project leader of developing Pharmacy Claims Adjudicate Software, a Health Canada, Non-Insurance Health Benefit Pilot project & Medical Transportation Software for Alberta Regional Health Department. Mr. Choi has extensive consulting experiences in the technology fields including network services, hardware and software sales and implementation. Mr. Choi received a

Bachelor of Science degree from the University of Winnipeg in 1976. In 1988, he took courses in computer programming and data processing at the University of Alberta.

Daniel Lo, Secretary and Director has been the president of LCF Advanced Technology Ltd which is a leading computer hardware solution company in Western Canada since 1996. LCF is an Intel Premier Partner and Microsoft Certified partner. In 1998, Mr. Lo led LCF to become an ISO 2002 company and upgraded the company into the new ISO 2001:2000 standard in 2003. The ISO 2001:2000 standard is an international quality management system which ensures consistency and improvement of working practices, including the products and services product. In 1986, Mr. Lo received his business administration degree in finance from Simon Fraser University, BC.

Executive Compensation

Since inception in February 2006, we have issued 375,000 shares of the company securities to each of the president, secretary and treasurer as compensation for their services performed to and on behalf of the company. No executive compensation in cash has been made. We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives. We have not entered into any employment agreements with our officers, however, we estimate that the executive officers will be paid an annual salary of $84,000 each.

   Option/SAR Grants in the Last Fiscal Year. There have not been any options /SAR grants made by Globalink since inception.

   Directors Compensation. We do not have any standard arrangements by which directors are compensated for any services provided as a director. No cash has been paid to the directors in their capacity as such.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth, as of December 31, 2006, the number and percentage of outstanding shares of Globalink common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

Name of Beneficial Owners      Common Stock
                               Beneficially Owned    Percentage(1)
Robin Young                       750,000                  16.5%
426 Main Street
Suite #202
Vancouver, B.C. V6A 2T4

Ben Choi                          750,000                  16.5%
426 Main Street
Suite #202
Vancouver, B.C. V6A 2T4

Daniel Lo                         750,000                  16.5%
333 - 13988 Cambie Road
Richmond, B.C. Canada V6V 2K4

Directors and Officers,
   as a group(3 persons)         2,250,000                  49.37%

Barry Phillips 	                   750,000                  16.5%
7903 - 93a Ave.
Edmonton, Alberta T6C 1V2

Petula Wong                       750,000                  16.5%
Rm C 12/F 55 Tong Mi Road
Kowloon, Hong Kong

(1) Based upon 4,557,000 issued and outstanding as of December 31, 2007.

All the above-named officers and directors would be deemed to be promoters of Globalink.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Shareholder Advanced. Advances from shareholders are for the reimbursement of expenses incurred on behalf of Globalink by Robin Young and Ben Choi, officers and directors of Globalink and they bear no interest.

Officers and directors of Globalink received 1,125,000 common shares (375,000 common shares each) for services rendered valued at $562,500 and 2,625,000 common shares (375,000 common shares each) for cash of $35,000. Globalink does not intend to issue additional common shares to officers and directors in the next twelve months.

ITEM 13.    EXHIBITS

  3.i      Articles of Incorporation incorporated by reference
to Form SB-2, #333-133961 filed May 10, 2006
  3.ii     By-Laws incorporated by reference to Form SB-2,
#333-133961 filed May 10, 2006
  4.i      Form of Specimen of common stock incorporated by
reference to Form SB-2, #333-133961 filed May 10, 2006

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.   We incurred aggregate fees and expenses of $1,750 and
$5,750 from Thomas J. Harris, CPA, respectfully for the 2007 and 2006 fiscal years. Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-K and 10-QSB.

Tax Fees.   We did not incur any aggregate tax fees and expenses from
Thomas J. Harris, CPA for the 2007 and 2006 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees.   We incurred audit related fees of $0 and $0 from
Thomas J. Harris, CPA during fiscal 2007 and 2006. The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years 2007 and 2006 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Thomas J. Harris, CPA solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Globalink has duly caused this Report to be signed on its behalf by the undersigned duly authorized person. Globalink.

Dated: March 14, 2008

/s/Robin Young
------------------------------
By: Robin Young, President/CEO

In accordance with the requirements of the Securities Exchange
Act of 1934, as amendment, this report has been signed by the following persons in the capacities and on the dates stated.

Globalink, Inc.
(Registrant)

By: /s/Robin Young                      Dated: March 14, 2008
    ----------------------
    Robin Young

Director, Chief Executive Officer
(As a duly authorized officer on behalf of the Registrant and as Principal Executive Officer)

By: /s/Ben Choi                        Dated: March 14, 2008
    ----------------------
    Ben Choi
Chief Financial Officer, Controller and Director


By: /s/Daniel Lo                        Dated: March 14, 2008
    ----------------------
    Daniel Lo
    Director