Form 10-Q
period 2008-03-31
GLOBALINK, LTD.
filed 2008-05-13
CIK 1361540

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2008

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number             333-133961

Globalink, Ltd.
--------------------------------------------
   (Exact name of registrant as specified in its charter)

   Nevada                                        06-1812762
-----------------------------------------------------------------------
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization            Identification Number)

          405-938 Howe Street
             Vancouver, BC                         V6Z 1N9
-----------------------------------------------------------------------
      Address of principal executive offices,      Zip Code

(604) 828-8822
------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]      No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]      Non-accelerated filer [ ]
Accelerated filer  [ ]           Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [x]      No [  ]

The number of outstanding shares of the registrant's common stock, May 12, 2008:

  Common Stock  -  4,557,000

PART I
Item I - FINANCIAL STATEMENTS

Balance Sheet as of March 31, 2008
Statement of Earnings and Deficit for the period from January 1, 2008 to March 31, 2008 and accumulated during the development stage
Statement of Cash Flows for the period from January 1, 2008 to March 31, 2008 and accumulated during the development stage
Notes to Financial Statements

Globalink, Ltd.
(A Development Stage Company)
Balance Sheet
March 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

ASSETS
Current assets:
  Cash                                                      $  80,681
  Accounts Receivable, Shareholders                                 -
                                                            ---------
    Total current assets                                       80,681
                                                            ---------
FIXED ASSETS:
  Furniture & Equipment                                           500
     Accumulated Depreciation                                     (50)
  Computer & equipments                                        14,170
     Accumulated Depreciation                                  (1,889)
                                                           ----------
    NET                                                        12,731

TOTAL ASSETS                                                $  93,412
                                                            =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              5,888
                                                            ---------
    Total current liabilities                                   5,888
                                                            ---------

OTHER LIABILITIES:
  Advances from Shareholders                                   29,127
                                                            ---------
    Total other liabilities                                    29,127
                                                            ---------

TOTAL LIABILITIES                                              35,015
                                                            =========
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 100,000,000 shares
   authorized, 4,557,000 shares issue and outstanding           4,557
  Paid-in Surplus                                             223,643
  Deficit accumulated during the development stage           (169,803)
                                                            ---------
    Total Stockholders' Equity                                 58,397

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $  93,412
                                                            =========

See accompanying notes

GLOBALINK, LTD.
(A Development Stage Company)
Statement of Earnings and Deficit
For The Period from January 1, 2008 to March 31, 2008
And Accumulated During the Development Stage
(Expressed in U.S. Dollars)
(Unaudited)

                          For the three             Accumulated
                         Ended March 31,          During the
                        2008         2007        Development stage
                       ----------   ----------   ------------------
Revenue
  Sales                   $     -     $     -           $     -
  Other income                  -           -                 -
  Interest income               -           9                69
                          -------     -------          --------
                                -           -                69

Cost of Goods Sold              -           -                 -
                          -------   ---------          --------

Gross Margin                    -           9                69
                          -------   ---------         ---------
Expenses
  Accounting and legal
    fees                  $ 5,817     $ 6,298           $25,140
  Advertising                   -           -               585
  Bad debts                     -           -                 -
  Computers and
    Accessories                 -           -             1,339
  Consulting fees               -           -             2,500
  Depreciation                734           -             1,939
  Foreign exchange
    (gain) loss               127           -               (23)
  Management and
    directors' fees             -           -           112,500
  Meals and Entertainment      68           -               501
  Office and general          258           -             1,029
  Promotion                     -           -                 -
  Property Acquisition
    Costs                       -           -                 -
  Rent and Hydro            1,333       1,138            10,916
  Telephone and internet       64           -               520
  Travel                        -           -             1,146
  Stock security fee
    (Transfer Agent cost)     447           -            10,781
  SEC Fees                      -           -             1,002
                         --------   ---------         ---------
                          $ 8,847   $   7,436          $169,872
                         --------   ---------         ---------




Loss for the Period      $ (8,847)  $  (7,427)        $(169,803)
                         ========   =========         =========
Deficit at the Beginning
  Of period              (160,956)   (130,511)                -
                          -------   ---------         ---------

Deficit at the End of
  Period                $(169,803)  $(137,938)        $(169,803)
                          =======   =========         =========
Basic and Diluted Loss
  per Share               $ (0.00)    $ (0.00)          $ (0.04)
                          =======     =======           =======

Weighted Number of
  Common Shares         4,557,000    4,557,000        4,557,000
                        =========    =========        =========


See accompanying notes

GLOBALINK, LTD.
(A Development Stage Company)
Statement of Cash Flows
For the Period from January 1, 2008 to March 31, 2008
 (Expressed in U.S. Dollars)
(Unaudited)

                               For three months    For three months    Accumulated
                                     Ended             Ended           During the
                               March 31, 2008     March 31, 2007     Development stage
                               ----------------   ----------------   -----------------
Cash Flows from Operating
  Activities
    Loss for the period                $  (8,847)        $ (7,427)        $ (169,803)
    Less Depreciation not requiring
      use of funds                           734                 -             1,939
    Increase in operating liabilities -
      Account payable                      5,888                 -             5,888
    Directors' services paid in shares         -                 -           112,500
    Net changes in working capital
      balances
      Accounts Receivable                      -                 -                 -
                                      ----------         ---------         ---------
    Cash flows used in operating
      activities                          (2,226)           (7,427)          (49,476)
                                      ----------         ---------         ---------

Cash Flows from Financing Activities
  Advances from shareholders               1,830             1,138            29,127
  Share capital issued                         -                 -           115,700
                                       ---------         ---------          --------
    Cash flows from financing
      activities                           1,830             1,138           144,827
                                       ---------         ---------          --------
Cash Flows from Investing Activities
  Acquisition of capital assets
    and good will                              -                 -           (14,670)
                                       ---------         ---------          --------
    Cash flows from (used in) investing
     investing activities                      -                -            (14,670)
                                       ---------         ---------          --------
Net (Decrease) Increase in Cash and
 Cash Equivalents                           (396)           (6,289)           80,681
Cash and Cash Equivalents at
 Beginning of Period                      81,077            23,805                 -
                                       ---------         ---------          --------
Cash and Cash Equivalents at
  End of Period                        $  80,681         $  17,516            80,681
                                       =========         =========          ========
Represented by:
  Cash                                 $  80,681         $  17,516            80,681
                                       =========         =========          ========

See accompanying notes

GLOBALINK LTD.
(A Development Stage Company)
Notes to Financial Statements
For The Period from Jan 1, 2008 to March 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

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

The company has a loss of $8.847 the period from Jan to March 2008 and sustained a significant accumulated operating loss of $169,803 since the inception of the company. The company has not attained any profitable operations. These factors together raise substantial doubt about the company's ability to continue as a going concern.

The company's ability to discharge its liabilities is dependent upon the continued support of its shareholders and its ability to generate funds through share issuances.

3.  Company assets

The company has purchased $14,170 computer equipments for the development of the hotel web site in July 2007. The Hotel web site is still in the developing and testing stage. Most of the essential features, such as secure hotel reservation pages are already programmed and developed. Management estimates the value of this program worth more than $50,000 at the balance sheet date. Depreciation is provided on the straight line basis over an estimated life of 5 years. Depreciation for the fixed assets up to March 31, 2008 was $ 1,939.

4. Accounting Policies

The financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America and reflect the following policies:

    a)   Translation of foreign currencies
Monetary assets and liabilities in foreign currencies are translated into United States dollars at the prevailing year-end exchange rates. Revenue and expense items are translated at the average rates in effect during the month of transaction. Resulting exchange gains and losses on

(A Development Stage Company)
Notes to Financial Statements
For The Period from Jan 1, 2008 to March 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

4.   Accounting Policies (continued)

transactions are included in the determination of earnings for the year. The exchange loss for this period from Jan to March, 2008 is $127.

    b)  Financial instruments
The company's financial instruments consist of accounts receivable, accounts payable, directors' fees payable and advances from shareholders. It is management's opinion that the company is not exposed to significant interest rate risk arising from these financial instruments and that their carrying values approximate their fair values.

    c)  Accounts Receivable, Shareholders
The balance of $-0- is due from shareholders for the purchase of the Company's Common stock. Management has made no allowance for doubtful accounts because they anticipate no chance of loss on these accounts.

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

GLOBALINK LTD.
(A Development Stage Company)
Notes to Financial Statements
For The Period from Jan 1, 2008 to March 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

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

5.   Advances from Shareholders

Advances from shareholders are for the reimbursement of expenses incurred on behalf of the company by the three principal shareholders and they bear no interest. The balance at March 31, 2008 is $29,127.

Capital Stock

Authorized      100,000,000 common shares with $0.001 par value
Issued          4,557,000 shares

The company issued 2,625,000 shares for cash of $.0133333 per share in the amount of $35,000 and 1,125,000 shares for services at $.10 in the amount of $112,500 in 2006.

The company also issued 807,000 shares at $.10 in the amount of $80,700 for cash under the filing with the Securities and Exchange Commission of the United States in 2007.

GLOBALINK LTD.
(A Development Stage Company)
Notes to Financial Statements
For The Period from Jan 1, 2008 to March 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

7.  New accounting pronouncements:

The following recent accounting pronouncements:
   -  FASB Statements
   - Number 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement
No. 13, and Technical Corrections
   -  Number 146, Accounting for Costs Associated with Exit or Disposal
Activities,
   - Number 147, Acquisitions of Certain Financial Institutions - an amendment of FASB Statements
No. 72 and 144 and FASB Interpretation No. 9,
   - Number 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an
Amendment of FASB Statement No. 123,
   - Number 149, Amendment of Statement 133 on Derivative Investments and Hedging Activities,
   - Number 150, Financial Instruments with Characteristics of Both Liabilities and Equity,
   -  Number 151, Inventory Costs - an amendment of ARB 43, Chapter 4
   -  Number 152, Accounting for Real Estate Time-Sharing Transactions
- an amendment of FASB
Statements No. 66 and 67
   - Number 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29
   - Number 154, Accounting for Changes and Error Corrections - a replacement of APB Opinion
No. 20 and FASB Statement No. 3
   -  and FASB Interpretations
   - Number 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - and Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34
   - Number 46(R), Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51
   -  Number 47, Accounting for Conditional Asset Retirement
Obligations

are not currently expected to have a material effect on our financial Statements, except as noted above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Trends and Uncertainties. We are a development stage company. Our auditors have raised substantial doubt as to our ability to continue as a going concern. We have experienced a significant loss from operations from inception aggregating $(169,803) and have limited working capital and stockholders equity of $58,397 at March 31, 2008. In addition, we have no significant revenue generating operations.

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

For the three months ended March 31, 2008, Globalink received advances from shareholders of $1,830. As a result, Globalink had net cash from financing activities of $1,830 for the three months ended March 31, 2008

For the three months ended March 31, 2007, Globalink received advances from shareholders of $1,138. As a result, Globalink had net cash from financing activities of $1,138 for the three months ended March 31, 2008

For the three months ended March 31, 2008 and 2007, Globalink did not pursue any investing activities.

Results of Operations

For the three months ended March 31, 2008, Globalink did not receive any revenues from operations. The net loss for the period was $(8,847). The expenses of $8,847 consisted mainly of accounting and legal fees of $5,817 and basic operating expenses spent to set up business operations and the administrative, legal and accounting expenses necessary to complete filings with the Securities and Exchange Commission.

For the three months ended March 31, 2007, Globalink did not receive any revenues from operations. The net loss for the period was $(7,427). The expenses of $7,436 consisted mainly of accounting and legal fees of $6,298 and basic operating expenses spent to set up business operations and the administrative, legal and accounting expenses necessary to complete filings with the Securities and Exchange Commission.

We are currently working on the hotel booking website. The initial structure and preliminary functions are done. More work will be required before the site can be used and tested. Actual hotel listings will need to be incorporated.

Plan of Operation. Globalink has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. At March 31, 2008, Globalink incurred a deficit accumulated during the development stage of $(169,803). In addition, Globalink has no significant assets or revenue generating operations.

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

Milestone                            Steps                         Timeline

Complete website          purchase and putting in place            4-6 months
                          necessary electronic infrastructure
                          to support website

                          developing software and programs
                          operate website and referral database
                          testing and fine tuning functionality
                            of website


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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4T.  Controls and Procedures.

During the three months ended March 31, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2008. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of March 31, 2008 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. not applicable.

Item 1A. Risk Factors.  not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. not applicable.

Item 3. Defaults Upon Senior Securities.
          not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
          not applicable.

Item 5. Other Information. not applicable.

Item 6. Exhibits

       Exhibit 31 - Certifications pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
       Exhibit 32 - Certifications pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 13, 2008

GLOBALINK, LTD.

By: /s/Robin Young
---------------------------
Robin Young, President and Director