Form 10-Q
period 2008-06-30
GLOBALINK, LTD.
filed 2008-08-14
CIK 1361540

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2008

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

          938 Howe Street, Suite 405
         Vancouver, BC V6Z 1N9
-----------------------------------------------------------------------
      Address of principal executive offices,      Zip Code

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

The number of outstanding shares of the registrant's common stock, July 31, 2008:

  Common Stock  -  4,557,000

PART I
Item I - FINANCIAL STATEMENTS

Balance Sheet as of June 30, 2008 and December 31, 2007
Statement of Earnings and Deficit for the three and six months ended
June 30, 2008
Statement of Cash Flows for the six months ended June 30, 2008
Notes to Financial Statements

Globalink, Ltd.
(A Development Stage Company)
Balance Sheets
 (Expressed in U.S. Dollars)

                                                 June 30, 2008      December 31, 2007
                                                 -------------      -----------------
                                                   (Unaudited)
ASSETS
Current assets:
  Cash                                               $  72,311           $  81,077
  Accounts Receivable, Shareholders                          -                   -
                                                     ---------           ---------
    Total current assets                                72,311              81,077
                                                     ---------           ---------
FIXED ASSETS:
  Furniture & Equipment                                    500                 500
     Accumulated Depreciation                              (75)                (25)
  Computer & equipments                                 14,170              14,170
     Accumulated Depreciation                           (2,598)             (1,181)
                                                    ----------           ---------
    NET                                                 11,998              13,465

TOTAL ASSETS                                         $  84,309           $  94,542
                                                     =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         280                   -
                                                     ---------           ---------
    Total current liabilities                              280                   -
                                                     ---------           ---------

OTHER LIABILITIES:
  Advances from Shareholders                            30,355              27,298
                                                     ---------           ---------
    Total other liabilities                             30,355              27,298
                                                     ---------           ---------

TOTAL LIABILITIES                                       30,635              27,298
                                                     =========           =========
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 100,000,000 shares
   authorized, 4,557,000 shares issue and outstanding    4,557               4,557
  Paid-in Surplus                                      223,643             223,643
  Deficit accumulated during the development stage    (174,527)           (160,956)
                                                     ---------           ---------
    Total Stockholders' Equity                          53,673              67,244

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $  84,309           $  94,542
                                                     =========           =========

See accompanying notes

GLOBALINK, LTD.
(A Development Stage Company)
Statement of Earnings and Deficit
For The Three Months and Six Months Ended June 30, 2008 and 2007
(Expressed in U.S. Dollars)
(Unaudited)

                                          Three Months               Six Months
                                       2008         2007         2008         2007
                                    ----------   ----------   ----------   ----------
Revenues
  Sales                                    -            -            -            -
  Other income                             -            -            -            -
  Interest income                          -           14            -           24
                                  ----------    ---------    ---------    ---------
                                           -           14            -           24
Cost of Goods Sold                         -            -            -            -
                                  ----------    ---------    ---------    ---------
Gross Margin                               -            -            -            -
                                  ----------    ---------    ---------    ---------
Expenses
  Accounting and legal fees            2,158        1,253        7,975        7,551
  Consulting fees                          -        2,500            -        2,500
  Depreciation                           734            -        1,467            -
  Foreign exchange (gain) loss           (50)           -           77            -
  Meals and Entertainment                140            -          208            -
  Office and general                     129          163          387          163
  Rent and Hydro                       1,303        1,281        2,636        2,420
  Telephone and internet                  36            -          100            -
  Travel                                   -           79            -           79
  Stock security fee
    (Transfer agent cost)                275            -          722            -
                                  ----------    ---------    ---------    ---------
Loss for the Period                    4,724        5,277       13,571       12,713
                                  ----------    ---------    ---------    ---------
                                      (4,724)      (5,262)     (13,571)     (12,689)
                                  ----------    ---------    ---------    ---------
Deficit at the Beginning
  of period                         (169,803)    (137,938     (160,956)    (130,511)
                                  ----------    ---------    ---------    ---------
Deficit at the End of
  Period                            (174,527)    (143,200)    (174,527)    (143,200)
                                   =========    =========    =========    =========
  Basic and diluted Loss
    per Share                      $   (0.00)   $   (0.00)   $   (0.00)   $   (0.00)
                                   =========    =========    =========    =========
  Weighted Number of
   Common Shares                   4,557,000    4,557,000    4,557,000    4,557,000
                                   =========    =========    =========    =========




See accompanying notes

GLOBALINK, LTD.
(A Development Stage Company)
Statement of Cash Flows
For the Six Months ended June 30, 2008 and 2007
(Expressed in U.S. Dollars)
(Unaudited)

                                         For six months     For six months
                                              Ended             Ended
                                         June 30, 2008      June 30, 2007
                                         --------------     --------------
Cash Flows from Operating
  Activities
    Loss for the period                    (13,571)             (12,689)
    Less Depreciation not requiring
      use of funds                           1,467                    -
    Increase in operating liabilities -
      Account payable                          280                    -
                                        ----------            ---------
    Cash flows used in operating
      activities                           (11,824)             (12,689)
                                        ----------            ---------

Cash Flows from Financing Activities
  Advances from shareholders                 3,058                2,419
  Share capital issued                           -               80,700
                                         ---------            ---------
    Cash flows from financing
      activities                             3,058               83,119
                                         ---------            ---------

Net (Decrease) Increase in Cash and
 Cash Equivalents                           (8,766)              70,430
Cash and Cash Equivalents at
 Beginning of Period                        81,077               23,805
                                         ---------            ---------
Cash and Cash Equivalents at
  End of Period                             72,311               94,235
                                         =========            =========
Represented by:
  Cash                                      72,311               94,235
                                         =========            =========

See accompanying notes

GLOBALINK LTD.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008
(Expressed in U.S. Dollars)
(Unaudited)

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

The company has a loss of $4,724 for the period from April to June 2008 and sustained a significant accumulated operating loss of $174,527 since the inception of the company. The company has not attained any profitable operations. These factors together raise substantial doubt about the company's ability to continue as a going concern.

The company's ability to discharge its liabilities is dependent upon the continued support of its shareholders and its ability to generate funds through share issuances.

3.  Company assets

The company has purchased $14,170 computer equipments for the development of the hotel web site in July 2007. The Hotel web site is still in the developing and testing stage. Management estimates the value of this program worth more than $50,000 at the balance sheet date. Depreciation is provided on the straight line basis over an estimated life of 5 years. Depreciation for the fixed assets up to June 30, 2008 was $2,673.

4.   Accounting Policies

The financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America and reflect the following policies:

  a)   Translation of foreign currencies
Monetary assets and liabilities in foreign currencies are translated into United States dollars at the prevailing year-end exchange rates. Revenue and expense items are translated at the average rates in effect during the month of transaction. Resulting exchange gains and losses on transactions are included in the determination of earnings for the year. The exchange gain for this period from April to June, 2008 is $50.

GLOBALINK LTD.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008
(Expressed in U.S. Dollars)
(Unaudited)

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

GLOBALINK LTD.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008
(Expressed in U.S. Dollars)
(Unaudited)

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

5.   Advances from Shareholders

Advances from shareholders are for the reimbursement of expenses incurred on behalf of the company by the three principal shareholders and they bear no interest. The balance at June 30, 2008 is $30,355.

6.   Capital Stock

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

Subsequent to the closing date for these financial statements, the Company elected to split its common stock on a 5 for 1 basis. The attached statements have not been adjusted for this transaction.

7.  New accounting pronouncements:

The following recent accounting pronouncements:
  -  FASB Statements
  -  Number 145, Rescission of FASB Statements No. 4, 44, and 64,
Amendment of FASB Statement No. 13, and Technical Corrections

GLOBALINK LTD.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008
(Expressed in U.S. Dollars)
(Unaudited)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Trends and Uncertainties. We are a development stage company. Our auditors have raised substantial doubt as to our ability to continue as a going concern. We have experienced a significant loss from operations from inception aggregating $(174,527) and have limited working capital and stockholders equity of $53,673 at June 30, 2008.
In addition, we have no significant revenue generating operations.

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

For the six months ended June 30, 2008, Globalink received advances from shareholders of $3,058. As a result, Globalink had net cash from financing activities of $3,058 for the six months ended June 30, 2008

For the six months ended June 30, 2007, Globalink received advances from shareholders of $2,419. Additionally, Globalink sold securities for $80,700 for the six months ended June 30, 2007. As a result, Globalink had net cash from financing activities of $83,119 for the six months ended June 30, 2007.

For the six months ended June 30, 2008 and 2007, Globalink did not pursue any investing activities.

Results of Operations

For the three months ended June 30, 2008, Globalink did not receive any revenues from operations. The net loss for the period was $(4,724). The expenses of $4,724 consisted mainly of accounting and legal fees of $2,158 and basic operating expenses spent to set up business operations and the administrative, legal and accounting expenses necessary to complete filings with the Securities and Exchange Commission.

For the three months ended June 30, 2007, Globalink did not receive any revenues from operations. The net loss for the period was $(5,262). The expenses of $5,277 consisted mainly of accounting and legal fees of $1,253, consulting fees of $2,500 and basic operating expenses spent to set up business operations and the administrative, legal and accounting expenses necessary to complete filings with the Securities and Exchange Commission.

For the six months ended June 30, 2008, Globalink did not receive any revenues from operations. The net loss for the period was $(13,571). The expenses of $13,571 consisted mainly of accounting and legal fees of $7,975 and basic operating expenses spent to set up business operations and the administrative, legal and accounting expenses necessary to complete filings with the Securities and Exchange Commission.

For the six months ended June 30, 2007, Globalink did not receive any revenues from operations. The net loss for the period was $(12,689). The expenses of $12,713 consisted mainly of accounting and legal fees of $7,551 and basic operating expenses spent to set up business operations and the administrative, legal and accounting expenses necessary to complete filings with the Securities and Exchange Commission.

We are currently working on the hotel booking website. The initial structure and preliminary functions are done. More work will be required before the site can be used and tested. Actual hotel listings will need to be incorporated.

Plan of Operation. Globalink has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. At June 30, 2008, Globalink incurred a deficit accumulated during the development stage of $(174,527). In addition, Globalink has no significant assets or revenue generating operations.

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

Item 4T.  Controls and Procedures.

During the three months ended June 30, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2008. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures effective as of March 31, 2008 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated:  August 14, 2008

GLOBALINK, LTD.

By: /s/Robin Young
---------------------------
Robin Young, President and Director