Form 10-Q
period 2008-09-30
GLOBALINK, LTD.
filed 2008-11-12
CIK 1361540

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [x]      No [  ]

The number of outstanding shares of the registrant's common stock, October 31, 2008:

  Common Stock  -  22,785,000

PART I
Item I - FINANCIAL STATEMENTS

Balance Sheet as of September 30, 2008 and December 31, 2007
Statement of Earnings and Deficit for the three and nine months ended September 30, 2008
Statement of Cash Flows for the nine months ended September 30, 2008 Notes to Financial Statements

Globalink, Ltd.
(A Development Stage Company)
Balance Sheets
 (Expressed in U.S. Dollars)

                                             September 30, 2008      December 31, 2007
                                               -------------         -----------------
                                                   (Unaudited)
ASSETS
Current assets:
  Cash                                               $  66,774           $  81,077
  Accounts Receivable, Shareholders                          -                   -
                                                     ---------           ---------
    Total current assets                                66,774              81,077
                                                     ---------           ---------
FIXED ASSETS:
  Furniture & Equipment                                    500                 500
     Accumulated Depreciation                             (100)                (25)
  Computer & equipments                                 14,170              14,170
     Accumulated Depreciation                           (3,306)             (1,181)
                                                    ----------           ---------
    NET                                                 11,264              13,465

TOTAL ASSETS                                         $  78,038           $  94,542
                                                     =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         280                   -
                                                     ---------           ---------
    Total current liabilities                              280                   -
                                                     ---------           ---------

OTHER LIABILITIES:
  Advances from Shareholders                            30,192              27,298
                                                     ---------           ---------
    Total other liabilities                             30,192              27,298
                                                     ---------           ---------

TOTAL LIABILITIES                                       30,472              27,298
                                                     =========           =========
STOCKHOLDERS' EQUITY:
  Common stock, $.0002 par value, 500,000,000 shares
   authorized, 22,785,000 shares issue and outstanding   4,557               4,557
  Paid-in Surplus                                      223,643             223,643
  Deficit accumulated during the development stage    (180,634)           (160,956)
                                                     ---------           ---------
    Total Stockholders' Equity                          47,566              67,244

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $  78,038           $  94,542
                                                     =========           =========

See accompanying notes

GLOBALINK, LTD.
(A Development Stage Company)
Statement of Earnings and Deficit
For The Three Months and Nine Months Ended September 30, 2008 and 2007 (Expressed in U.S. Dollars)
(Unaudited)

                                          Three Months              Nine Months
                                      Ended September 30        Ended September 30
                                       2008         2007         2008         2007
                                    ----------   ----------   ----------   ----------
Revenues
  Sales                                    -            -            -            -
  Other income                           836            -          836            -
  Interest income                          -            -            -            -
                                  ----------    ---------    ---------    ---------
                                         836            -          836            -
Cost of Goods Sold                         -            -            -            -
                                  ----------    ---------    ---------    ---------
Gross Margin                               -            -            -            -
                                  ----------    ---------    ---------    ---------
Expenses
  Accounting and legal fees            1,850        1,250        9,825        8,801
  Consulting fees                          -            -            -        2,500
  Depreciation                           734          472        2,201          472
  Foreign exchange (gain) loss           113            -          189            -
  Meals and Entertainment                227           22          435           22
  Office and general                      59           38          445          201
  Rent and Hydro                       1,673        1,425        4,310        3,844
  Telephone and internet                  37          102          136          102
  Travel                                   -          400            -          479
  Stock security fee
    (Transfer agent cost)              2,252        2,634        2,974        2,634
                                  ----------    ---------    ---------    ---------
                                       6,944        6,342       20,514       19,055
                                  ----------    ---------    ---------    ---------
Loss for the Period                   (6,107)      (6,342)     (19,678)     (19,031)
                                  ----------    ---------    ---------    ---------
Deficit at the Beginning
  of period                         (174,527)    (143,200)    (160,956)    (130,511)
                                  ----------    ---------    ---------    ---------
Deficit at the End of
  Period                            (180,634)    (149,532)    (180,634)    (149,542)
                                   =========    =========    =========    =========
  Basic and diluted Loss
    per Share                      $   (0.00)   $   (0.00)   $   (0.00)   $   (0.00)
                                   =========    =========    =========    =========
  Weighted Number of
   Common Shares                  22,785,000   22,785,000   22,785,000   22,785,000
                                  ==========   ==========   ==========   ==========


See accompanying notes

GLOBALINK, LTD.
(A Development Stage Company)
Statement of Cash Flows
For the Nine Months ended September 30, 2008 and 2007
(Expressed in U.S. Dollars)
(Unaudited)

                                         For nine months     For nine months
                                              Ended              Ended
                                       September 30, 2008  September 30, 2007
                                         --------------      --------------
Cash Flows from Operating
  Activities
    Loss for the period                    (19,678)             (19,031)
    Less Depreciation not requiring
      use of funds                           2,201                  472
    Increase in operating liabilities -
      Account payable                          280                1,384
    Directors' services paid in shares           -                    -
    Net changes in working capital balances
      Accounts Receivable                        -                    -
                                        ----------            ---------
    Cash flows used in operating
      activities                           (17,197)             (17,175)
                                        ----------            ---------

Cash Flows from Financing Activities
  Advances from shareholders                 2,894               19,038
  Share capital issued                           -               80,700
                                         ---------            ---------
    Cash flows from financing
      activities                             2,894               99,738
                                         ---------            ---------

Cash Flows from Investing Activities
  Acquisition of capital assets                  -              (14,670)
  And good will                                  -                    -
                                         ---------            ---------
     Cash flows from (used in) investing
       activities                                -              (14,670)

Net (Decrease) Increase in Cash and
 Cash Equivalents                          (14,303)              67,892
Cash and Cash Equivalents at
 Beginning of Period                        81,077               23,805
                                         ---------            ---------
Cash and Cash Equivalents at
  End of Period                             66,774               91,697
                                         =========            =========
Represented by:
  Cash                                      66,774               91,697
                                         =========            =========

See accompanying notes

GLOBALINK LTD.
(A Development Stage Company)
Notes to Financial Statements
For The Period from July 1, 2008 to September 30, 2008
(Expressed in U.S. Dollars)
(Unaudited)

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

   The company has a loss of $6,107 for the period from July 1 to September 30 2008 and sustained a significant accumulated operating loss of $180,634 since the inception of the company. The company has not attained any profitable operations. These factors together raise substantial doubt about the company's ability to continue as a going concern.

   The company's ability to discharge its liabilities is dependent upon the continued support of its shareholders and its ability to generate funds through share issuances.

3.  Company assets

   The company has purchased $14,170 computer equipments for the development of the hotel web site in July 2007. The Hotel web site is still in the developing and testing stage. Management estimates the value of this program worth more than $50,000 at the balance sheet date. Depreciation is provided on the straight line basis over an estimated life of 5 years. Depreciation for the fixed assets up to September 30, 2008 was $ 3,407.

4.  Accounting Policies

   The financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America and reflect the following policies:

   a)   Translation of foreign currencies
Monetary assets and liabilities in foreign currencies are translated into United States dollars at the prevailing year-end exchange rates. Revenue and expense items are translated at the average rates in effect

GLOBALINK LTD.
(A Development Stage Company)
Notes to Financial Statements
For The Period from April 1, 2008 to June 30, 2008
(Expressed in U.S. Dollars)
(Unaudited)

4.   Accounting Policies (continued)

during the month of transaction. Resulting exchange gains and losses on transactions are included in the determination of earnings for the year. The exchange loss for this period from July 1 to September 30, 2008 is $113.

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

   f)   Income taxes
   The company utilizes the asset and liability method for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a

GLOBALINK LTD.
(A Development Stage Company)
Notes to Financial Statements
For The Period from April 1, 2008 to June 30, 2008
(Expressed in U.S. Dollars)
(Unaudited)

4.   Accounting Policies (continued)

change in tax rates is recognized in income in the period that includes the enactment date. The company provides a valuation allowance on net deferred tax assets when it is more likely than not that such assets will be realized. Currently it is more likely than not that the Company will gain no benefit in future years for tax losses from current and prior years.

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

5.   Advances from Shareholders

   Advances from shareholders are for the reimbursement of expenses incurred on behalf of the company by the three principal shareholders and they bear no interest. The balance at September 30, 2008 is $30,192.

6.   Capital Stock

Authorized
   500,000,000 Common shares with $0.0002 par value
Issued
   22,785,000 shares (after stock split on July 1, 2008)

The Company issued 2,625,000 shares for cash of $.0133333 per share in the amount of $35,000 and 1,125,000 shares for services at $.10 in the amount of $112,500 in 2006.

The company also issued 807,000 shares at $.10 in the amount of $80,700 for cash under the filing with the Securities and Exchange Commission of the United States in 2007.

The company has split its common stock on a 5 for 1 basis on July 1, 2008.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Trends and Uncertainties. We are a development stage company. Our auditors have raised substantial doubt as to our ability to continue as a going concern. We have experienced a significant loss from operations from inception aggregating $(180,634) and have limited working capital and stockholders equity of $47,566 at September 30, 2008. In addition, we have no significant revenue generating operations.

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

For the nine months ended September 30, 2008, Globalink received advances from shareholders of $2,894. As a result, Globalink had net cash from financing activities of $2,894 for the nine months ended June 30, 2008

For the nine months ended September 30, 2007, Globalink received advances from shareholders of $19,038. Additionally, Globalink sold securities for $80,700 for the nine months ended September 30, 2007. As a result, Globalink had net cash from financing activities of $99,738 for the nine months ended September 30, 2007.

For the nine months ended September 30, 2008, Globalink did not pursue any investing activities. For the nine months ended September 30, 2007, Globalink acquired capital assets of $14,670 resulting in cash flows used in investing activities of $14,670.

Results of Operations

For the three months ended September 30, 2008, Globalink did not receive any revenues from operations. The net loss for the period was $(6,107). The expenses of $6,944 consisted mainly of accounting and legal fees of $1,850 and basic operating expenses and the administrative, legal and accounting expenses necessary to complete filings with the Securities and Exchange Commission.

For the three months ended September 30, 2007, Globalink did not receive any revenues from operations. The net loss for the period was $(6,342). The expenses of $6,342 consisted mainly of accounting and legal fees of $1,250 and basic operating expenses and the administrative, legal and accounting expenses necessary to complete filings with the Securities and Exchange Commission.

For the nine months ended September 30, 2008, Globalink did not receive any revenues from operations. The net loss for the period was $(19,678). The expenses of $20,514 consisted mainly of accounting and legal fees of $9,825 and basic operating expenses and the administrative, legal and accounting expenses necessary to complete filings with the Securities and Exchange Commission.

For the nine months ended September 30, 2007, Globalink did not receive any revenues from operations. The net loss for the period was $(19,031). The expenses of $19,055 consisted mainly of accounting and legal fees of $8,801 and basic operating expenses and the administrative, legal and accounting expenses necessary to complete filings with the Securities and Exchange Commission.

We are currently working on the hotel booking website. The initial structure and preliminary functions are done. More work will be required before the site can be used and tested. Actual hotel listings will need to be incorporated.

Plan of Operation. Globalink has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. At September 30, 2008, Globalink incurred a deficit accumulated during the development stage of $(180,634). In addition, Globalink has no significant assets or revenue generating operations.

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

Item 4T.  Controls and Procedures.

During the three months ended September 30, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:  November 10, 2008

GLOBALINK, LTD.

By: /s/Robin Young
---------------------------
Robin Young, President and Director