Form 10-K
period 2008-12-31
GLOBALINK, LTD.
filed 2009-04-15
CIK 1361540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the fiscal year ended 12/31/08

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

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0002 par value

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

Indicate by check mark whether Globalink is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes [ ] No [x]

Globalink revenues for its most recent fiscal year were $245,255. The market value of Globalink's voting common stock held by non-affiliates of Globalink was approximately $0.00.

The number of shares outstanding of Globalink's only class of common stock, as of December 31, 2008 and March 31, 2009 was 24,785,000 shares and 24,785,000 shares of its common stock, respectively.

No documents are incorporated into the text by reference.

Globalink, Ltd.
Form 10-K
For the Fiscal Year Ended December 31, 2008
 Table of Contents

Part I

ITEM 1.  BUSINESS                                                   4
ITEM 1A. RISK FACTORS                                               7
ITEM 1B. UNRESOLVED STAFF COMMENTS                                  7
ITEM 2.  PROPERTIES                                                 7
ITEM 3.  LEGAL PROCEEDINGS                                          7
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        7

Part II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                      8
ITEM 6.  SELECTED FINANCIAL DATA                                    9
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                      9
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK                                                    14
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               15
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                     33
ITEM 9A. CONTROLS AND PROCEDURES                                   33
ITEM 9B.  OTHER INFORMATION                                        34

Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL
           PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH
           SECTION 16(a) OF THE EXCHANGE ACT                       35
ITEM 11.  EXECUTIVE COMPENSATION                                   37
ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDERS MATTERS             38
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
           DIRECTOR INDEPENDENCE                                   41
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES                   41

Part IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
42

PART I

ITEM 1.  BUSINESS

General

The registrant was incorporated in the State of Nevada on February 3, 2006. The registrant has focused its efforts in the Internet Hotel booking services arena. The registrant has developed a proprietary online hotel booking program for connecting users with available rooms in hotels across the world. In order to gain the access to the hotels, the registrant acquired OneWorld Hotel Destination Service Inc in Vancouver, B.C. Canada on October 31, 2008. OneWorld Hotel Destination Service Inc is a hotel booking company which has established strong relationships with major hotel chains such as Radisson, Hilton and Sheraton. Its clients include travel agents in major cities such as Vancouver, Toronto, Calgary, and Montreal. After the acquisition, the registrant intends to put the OneWorld operations into the online platform.

Effective October 31, 2008, the registrant issued 2,000,000 shares of common stock and a notes payable to acquire all of the outstanding stock of OneWorld Hotel Destination Services, Inc.

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


ITEM 1A.  RISK FACTORS

Not applicable to smaller reporting companies.


ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable


ITEM 2. PROPERTIES

Our executive offices of approximately 600 square feet are located at 426 Main Street, 2nd Floor, Vancouver, B.C., V6A 2T4. We have a signed sublease for the property with the main tenant with freedom to vacate as desired.

The registrant leases its administrative offices for US$938 per month. The lease expires in May 2011. The operating lease expense for the year ended December 31, 2008 was $1,876. Future minimum lease payments are as follows:

Fiscal year
Ended December 31,
                   2009                     $11,256
                   2010                      11,256
                   2011                      11,256
                                            -------
                                             33,768
                                            =======


ITEM 3.   LEGAL PROCEEDINGS.

The registrant is aware of no pending or threatened litigation.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended December 31, 2008, no matters were submitted to a vote of Globalink's security holders, through the solicitation of proxies.

PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

    Item 5(a)

a) Market Information. Our common stock is listed on the NASDAQ bulletin board under the symbol GOBK as of December 20, 2007 and the first trade was made on March 6, 2008.

The following table sets forth the range of high and low bid quotations for the registrant's common stock. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.
        Quarter  Ended                 High Bid             Low Bid
             3/31/08                    1.00                   .75
             6/30/08                    1.20                   .80
             9/30/08                    1.01                   .11
            12/31/08                     .16                   .05

b) Holders. At March 31, 2009, there were approximately 62 shareholders of the registrant.

c) Dividends. Holders of the registrant's common stock are entitled to receive such dividends as may be declared by its board of directors. No dividends on the registrant's common stock have ever been paid, and the registrant does not anticipate that dividends will be paid on its common stock in the foreseeable future.

d) Securities authorized for issuance under equity compensation plans. No securities are authorized for issuance by the registrant under equity compensation plans.

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.  None.


    Item 5(b)  Use of Proceeds.  Not applicable.

    Item 5(c) Purchases of Equity Securities by the issuer and affiliated purchasers. None.


Item 6.  SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties.

We are pursuing financing for our operations and seeking additional investments and we will need a minimum of $315,000 over the next twelve months to continue operations. We acquired al of the common shares of OneWorld for 2,000,000 common shares and a promissory note. In addition, we are seeking to expand our revenue base by adding new customers and increasing our marketing and advertising. Failure to secure such financing or to raise additional equity capital and to expand its revenue base may result in Globalink depleting our available funds and not being able to pay our obligations.

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

Capital and Source of Liquidity.

Prior to the acquisition of OneWorld, all of Globalink's operating capital has either been advanced by current shareholders or from proceeds for the issuance on common shares.

For the year ended December 31, 2008, Globalink received advances from shareholders of $3,092. As a result, Globalink had net cash from financing activities of $3,092 for the year ended December 31, 2008.

For the year ended December 31, 2007, Globalink received advances from shareholders of $20,482 and proceeds from the sale of common shares of $80,700. As a result, Globalink had net cash from financing activities of $101,182 for the year ended December 31, 2007

For the year ended December 31, 2008, Globalink acquired capital assets of $7,865 and issued a note payable for the purchase of OneWorld for $469,800 and had purchase effects of the subsidiary of $62,115. As a result, the registrant had cash flows from investing activities of $399,820 for the year ended December 31, 2008.

For the year ended December 31, 2007, Globalink acquired capital assets of $14,670 resulting in cash flows used in investing activities of $14,670.

Results of Operations

For the year ended December 31, 2008, Globalink revenues of $245,255 with cost of sales of $225,790 resulting in gross margin of $19,465. The net loss for the year ended December 31, 2008 is $72,291. Expenses consisted of wages and salaries of $26,290, exchange losses of $33,375 and other administrative expenses of $36,111. These amounts increased over 2007 due to the acquisition of OneWorld.

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

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of December 31, 2008.

Contractual Obligations

The registrant has no material contractual obligations

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the registrant's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the registrant's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The registrant has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The registrant currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No.
51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The registrant will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the registrant's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.' This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement
141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the registrant's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The registrant will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The registrant will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the registrant's consolidated financial position, results of operations or cash flows.


ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Globalink does not have any significant market risk exposures.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


GLOBALINK CORP.
Index to
Financial Statements

                                                              Page
                                                           ----------

Report of Independent Registered Public Accounting Firm           15

Balance Sheet at December 31, 2008                                16

Statements of Operations for the years ended
 December 31, 2008 and 2007                                       17

Statement of Changes in Stockholders' Equity
 for the years ended December 31, 2008 and 2007                   18

Statements of Cash Flows for the years ended
 December 31, 2008 and 2007                                       19

Notes to Financial Statements                                     20

                          THOMAS J. HARRIS
                     CERTIFIED PUBLIC ACCOUNTANT
                     3901 STONE WAY N., SUITE 202
                         SEATTLE, WA  98103
                            206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
GLOBALINK, LTD.
Vancouver, B. C., Canada

We have audited the balance sheets of GLOBALINK, LTD. AND SUBSIDIARY, as at DECEMBER 31, 2008 AND 2007, the statements of earnings and deficit, stockholders' deficiency and cash flows for the period from inception February 3, 2006 to DECEMBER 31, 2008. Theses financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GLOBALINK LTD. AND SUBSIDIARY, as of December 31, 2008 and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles accepted in the United States of America.

As explained in Note 1 to these financial statements management has elected to revalue the stock given to officers and directors for services. This revaluation has been accounted for as a correction of an error and they have been restated as shown in the note 1. We concur in this restatement.



/s/Thomas J. Harris, CPA
---------------------------
Thomas J Harris, CPA
April 13, 2009

Globalink, Ltd. and Subsidiary
Consolidated Balance Sheet
December 31, 2008 and 2007
(Expressed in U.S. Dollars)

                                             2008             2007
                            ASSETS
Current assets:
  Cash                                    $ 579,464         $  81,077
  Accounts receivable trade                 109,406                 -
  Other Receivable                           28,743                 -
  Other Current Assets                       22,383                 -
                                          ---------         ---------
    Total current assets                    739,995            81,077
                                          ---------         ---------

Fixed assets, net of accumulated
  depreciation                               17,909            13,465
                                                            ---------

TOTAL ASSETS                              $ 757,904         $  94,542
                                          =========         =========


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrual            $ 388,776         $       -
  Notes payable OneWorld Acquisition        469,800                 -
  Other current liabilities                   2,974                 -
                                          ---------         ---------
    Total current liabilities               861,500                 -
                                          ---------         ---------
OTHER LIABILITIES:
  Advances from Shareholders                 30,390            27,298
                                          ---------         ---------
    Total other liabilities                  30,390            27,298
                                          ---------         ---------
TOTAL LIABILITIES                           891,940            27,298
                                          ---------         ---------
STOCKHOLDERS' EQUITY:
  Common stock, $.0002 par value,
   500,000,000 shares authorized and
   24,785,000 shares issue and outstanding    4,957             4,557
  Paid-in Surplus                           128,794           223,643
  Deficit accumulated during the
    development stage                      (267,787)         (160,956)
                                          ---------         ---------
    Total Stockholders' Equity             (134,036)           67,244
                                          ---------         ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $ 757,904         $  94,542
                                          =========         =========

See accompanying notes

GLOBALINK, LTD. and Subsidiary
Consolidated Statement of Operations
For the Years ended December 31, 2008 and 2007
(Expressed in U.S. Dollars)

                              For twelve months          For twelve months
                                    ended                     ended
                              December 31, 2008          December 31, 2007
                              -----------------          ------------------
Revenue
  Sales                          $ 245,255                    $       -
  Cost of Sales                    224,790                            -
                                 ---------                    ---------
Gross Margin                        19,465                            -

Expenses
  Wages & salaries                  26,290                            -
  Exchange losses                   33,375                            -
  Other administrative expenses     36,111                       30,468
                                 ---------                    ---------
Income (deficit) from operations   (76,311)                     (30,468)
                                 ---------                    ---------
Other income and expenses            4,020                           24
                                 ---------                    ---------
Income before income taxes         (72,291)                     (30,445)
  Income tax                             -                            -
                                 ---------                    ---------
Income for the period            $ (72,291)                   $ (30,445)
                                 =========                    =========
Basic and Diluted Loss
  per Share                        $ (0.00)                     $ (0.00)
                                 =========                    =========

Weighted Number of
  Common Shares                 23,451,667                   22,785,000
                                ----------                   -----------


See accompanying notes

                     GLOBALINK, LTD. and Subsidiary
               Consolidated Statement of Stockholders' Equity (Deficit) For The Period From Inception February 3, 2006 to December 31, 2007
               And Accumulated During the Development Stage
                       (Expressed in U.S. Dollars)

                                                              Deficit
                                                           Accumulated      Total
                                                            During the     Stock-
                             Number                Paid In   Development    holders'
                            Of shares     Amount   Surplus     Stage       Equity
                           ----------   ---------  -------   ----------   ----------
Balance at February 3, 2006         -   $        -  $      - $        -  $       -

Shares issued for services at
 $.10 (restated on June 30,
 2007                       1,125,000        1,125   111,375          -    112,500
Shares issued for cash at
 $.013333                   2,625,000        2,625    32,375          -     35,000
Net loss for the period             -            -         -   (130,511)  (130,511)
                           ----------   ----------   ------- ----------  ---------

Balance at December
   31, 2006                 3,750,000   $    3,750   143,750  $(130,511) $  16,989
Shares issued for cash at
 $.10                         807,000   $      807    79,803          -     80,700
Net loss for the year ended
  December 31, 2007                 -            -         -   ( 30,445)  (30,445)
                           ----------   ----------   ------- ----------  ---------

Balance at December
   31, 2007                 4,557,000   $    4,557  $223,643  $(160,956) $  67,244
                           ----------   ----------   ------- ----------  ---------

Effect of 5 for 1 stock split
 and reduction of par value
 to .0002                  22,785,000        4,557   223,643   (160,956)    67,244

Shares issued in acquisition
 Of OneWorld Hotel Destination
 Services, Inc.             2,000,000          400   (94,849)   (34,540)  (128,989)

Net Loss for the year ended
 December 31, 2008                  -            -         -    (72,291)   (72,291)
                           ----------   ----------   ------- ----------   ---------
                           24,785,000   $    4,957  $128,794 $ (267,787) $ (134,036)
                           ==========   ==========  ======== ==========  ==========



See accompanying notes

                     GLOBALINK, LTD. and Subsidiary
                   Consolidated Statement of Cash Flows
                 For the years ended December 31, 2008 and 2007
                        (Expressed in U.S. Dollars)

                                   For twelve months    For twelve months
                                           Ended                Ended
                                    December 31, 2008  December 31, 2007
                                    ----------------   ----------------
Cash Flows from Operating
  Activities
    Loss for the period                   $  (72,291)        $ (30,445)
      Less Depreciation not requiring
      use of funds                             3,421              1,206
    Net loss on exchange transactions        (16,872)                 -
Net changes in working capital
      Balances:
      Accounts Receivable                   (109,406)                 -
      Other Receivable                       (28,743)                 -
      Other Current Assets                   (22,383)                 -
      Accounts payable and accruals          341,749                  -
      Due to government agencies                   -                  -
      Directors' services paid in shares           -                  -
                                          ----------          ---------
    Cash flows used in operating
      activities                              95,475            (29,239)
                                          ----------          ---------
Cash Flows from Financing Activities
  Advances from shareholders                   3,092             20,482
  Share capital issued                             -             80,700
                                           ---------          ---------
    Cash flows from financing activities       3,092            101,182
                                           ---------          ---------
Cash Flows from Investing Activities
  Acquisition of capital assets               (7,865)           (14,670)
  Notes payable for purchase of sub          469,800                  -
  Purchase effects of subsidiary             (62,115)                 -
  Cash from acquisition of subsidiary              -                  -
                                           ---------          ---------
    Cash flows from (used in)
     investing activities                    399,820            (14,670)
                                           ---------          ---------
Net (Decrease) Increase in Cash and
 Cash Equivalents                            498,387             57,273
Cash and Cash Equivalents at
 Beginning of Period                          81,077             23,804
                                           ---------          ---------
Cash and Cash Equivalents at
  End of Period                            $ 579,464          $  81,077
                                           =========         =========
Represented by:
  Cash                                     $ 579,464          $  81,077
                                           =========          =========

See accompanying notes

                    GLOBALINK LTD. and Subsidiary
                    Notes to Financial Statements
         For The Period from January 1, 2008 to December 31, 2008
                    (Expressed in U.S. Dollars)

Nature of Operations

GLOBALINK LTD. was incorporated in the State of Nevada on February 3, 2006. GLOBALINK has focused its efforts in the Internet Hotel booking services arena. The Company has developed a proprietary online hotel booking program for connecting users with available rooms in hotels across the world. In order to gain the access to the hotels, GLOBALINK LTD. acquired OneWorld Hotel Destination Service Inc in Vancouver, B.C. Canada on October 31, 2008. OneWorld Hotel Destination Service Inc is a hotel booking company which has established strong relationships with major hotel chains such as Radisson, Hilton and Sheraton. Its clients include travel agents in major cities such as Vancouver, Toronto, Calgary, and Montreal. After the acquisition the Company intends to put the OneWorld operations into the online platform.

Accounting Policies

The financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America and reflect the following policies:

a)   Translation of foreign currencies
Monetary assets and liabilities in foreign currencies are translated into United States dollars at the prevailing year-end exchange rates. Revenue and expense items are translated at the average rates in effect during the month of transaction. Resulting exchange gains and losses on transactions are included in the determination of earnings for the year. The exchange loss for this period from January 1 to December 31, 2008 is $33,375.

b)  Financial instruments
The company's financial instruments consist of accounts receivable, accounts payable, directors' fees payable and advances from shareholders. It is management's opinion that the company is not exposed to significant interest rate risk arising from these financial instruments and that their carrying values approximate their fair values.

c)  Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States of America requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses for the year reported. Actual results could differ from those estimates.

                    GLOBALINK LTD. and Subsidiary
                    Notes to Financial Statements
         For The Period from January 1, 2008 to December 31, 2008
                    (Expressed in U.S. Dollars)

d)  Stock-based compensation
FAS 123(r), Accounting for Stock-based compensation requires companies to record compensation cost for stock-based employee compensation to be measured at the grant date, and not subsequently revised. The Company has chosen to continue to account for stock-based compensation using the provisions of FAS 123(r). In addition the company's policy is to account for all stock based transactions in conformance with FAS 123R.

e)  Income taxes
The Company utilizes the asset and liability method for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The company provides a valuation allowance on net deferred tax assets when it is more likely than not that such assets will be realized. Currently it is more likely than not that the Company will gain no benefit in future years for tax losses from current and prior years.

f)  Basic and diluted loss per share
Basic loss per common share is based upon the net loss for the year divided by the weighted average number of common shares outstanding during the year. Diluted loss per common share adjusts for the effect of stock options only in the periods presented in which such effect would have been dilutive. Such effect was not dilutive in any of the years presented.

Recently issued accounting pronouncements
      Recently issued accounting pronouncements have little or no effect on these financial statements.

Fixed assets

Furniture, fixtures and equipment are recorded at cost. Depreciation is provided annually at rates calculated to write off the assets over their estimated useful lives as follows, except in the year of acquisition when one half of the rate is used. The Company uses an accelerated method of depreciating their assets over their useful lives.
Computer equipment acquired
  before March 24, 2004                30%, declining balance
Computer equipment acquired
  after March 23, 2004                 45%, declining balance
Furniture and equipment                20%, declining balance
Leasehold improvements                 20%, straight line

                    GLOBALINK LTD. and Subsidiary
                    Notes to Financial Statements
         For The Period from January 1, 2008 to December 31, 2008
                    (Expressed in U.S. Dollars)

Advances from Shareholders

Advances from shareholders are for the reimbursement of expenses incurred on behalf of the company by the three principal shareholders and they bear no interest due. These notes are short term advances which are paid generally within one year. The balance at December 31, 2008 is $30,390.

Operating Leases

The Company leases its administrative offices for US$938 per month. The lease expires in May 2011. The operating lease expense for the year ended December 31, 2008 was $1,876. Future minimum lease payments are as follows:

Fiscal year
Ended December 31,
                   2009                     $11,256
                   2010                      11,256
                   2011                      11,256
                                            -------
                                             33,768
                                            =======

The Company leases a motor vehicle under an operating lease for a term of 48 months from June 21, 2005 at a monthly payment of US$537 excluding taxes. Future minimum payments are as follows:

      Fiscal year ending December 31, 2008     $6,450


Supplemental information - consolidated statements

                                OneWorld     Globalink
                                12/31/08     12/31/08     Eliminations    Consolidated
                                --------     --------     ------------    ------------
ASSETS
  Current Assets:
    Cash                        $ 513,856     $  65,608            -       $579,464
    Accounts receivable           109,405             -            -        109,405
    Other receivable               28,743             -            -         28,743
    Investment in subsidiary            -       341,976     (341,976)             -
    Other current assets           22,383             -            -         22,383
                                ---------     ---------    ---------      ---------
  Total current assets            674,387       407,584     (341,976)       739,995



                    GLOBALINK LTD. and Subsidiary
                    Notes to Financial Statements
         For The Period from January 1, 2008 to December 31, 2008
                    (Expressed in U.S. Dollars)

  Fixed assets, net
    Of accumulated depreciation        7,379        10,530            -        17,909
                                   ---------     ---------    ---------     ---------
TOTAL ASSETS                       $ 681,766     $ 418,114    $(341,976)    $ 757,904
                                   =========     =========    =========     =========
LIABILITIES AND SHAREHOLDERS EQUITY
  Current Liabilities
    Accounts payable               $ 311,377     $  77,399    $       -     $ 388,776
    Notes payable                          -       469,800            -       469,800
    Other current liabilities         28,413         4,951            -        33,364
                                   ---------     ---------    ---------     ---------
  Total current liabilities          339,790       552,150            -       891,940

  Shareholders Equity
    Common stock                      16,400         4,957      (16,400)        4,957
    Paid in surplus                        -       128,794            -       128,794
    Retained earnings/(deficit)      325,576      (267,787)    (325,576)     (267,787)
                                   ---------     ---------     --------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS
  EQUITY                           $ 681,766     $ 417,114    $(341,976)    $ 757,904
                                   ---------     ---------    ---------      ---------

                                      January through December 31, 2008
                                One World    Global      Eliminations     Consolidated
Sales                          $ 247,685    $        -     $        -     $ 247,685
Cost of Sales                    208,917             -              -       208,917
                               ---------    ----------     ----------     ---------
Gross Profit                      38,768             -              -        38,768
Expenses:
  Wages and salaries              26,290             -              -        26,290
  Subsidiary expenses                  -        33,375              -        33,375
  Other administrative expenses   11,065        23,456              -        34,521
                                --------    ----------     ----------     ---------
Total expenses                    37,355        56,831              -        94,186
                                --------    ----------     ----------     ---------
Income/(loss) from operations      1,413       (56,831)             -       (55,418)
Other income/(expenses)          (16,873)            -              -       (16,873)
                                --------    ----------     ----------     ---------
Income before income taxes       (15,460)      (56,831)             -       (72,291)
Income taxes                           -             -              -             -
                                --------    ----------     ----------     ---------
Net income/(loss)               $(15,460)     $(56,831)    $        -     $ (72,291)

** The OneWorld income includes on the amounts since acquisition
November 1, 2008 through December 31, 2008.

                    GLOBALINK LTD. and Subsidiary
                    Notes to Financial Statements
         For The Period from January 1, 2008 to December 31, 2008
                    (Expressed in U.S. Dollars)

Business Combination

Effective October 31, 2008, the Company issued 2,000,000 shares of common stock and a notes payable to acquire all of the outstanding stock of OneWorld Hotel Destination Services, Inc. The acquisition is being accounted for as an acquisition as required by SFAS No. 141. The Company did not issue a significant amount of its stock to acquire the OneWorld and therefore it is not considered a reverse acquisition under SFAS No. 141. However, management has elected to account for the acquisition without the creation of Goodwill and has therefore shown the amounts paid in cash $469,800 have been shown as a reduction of Paid-in Surplus. The acquisition is being reported and operating as a wholly owned subsidiary of the parent company.

Following is the proforma balance sheet and income statement as of the acquisition date, October 31, 2008:

                                   OneWorld     Globalink
                                   12/31/08     12/31/08    Eliminations  Consolidated
                                   --------     --------     -----------  ------------
ASSETS
  Current Assets:
    Cash                           $ 623,005     $  66,080            -      $689,085
    Accounts receivable              252,698             -            -       252,949
    Investment in subsidiary               -       375,351      375,351             -
    Other current assets              17,224             -            -        17,224
                                   ---------     ---------    ---------     ---------
  Total current assets               892,927       441,682      375,351       959,258

  Other current assets                44,536        11,020            -        55,556

                                   ---------     ---------    ---------     ---------
TOTAL ASSETS                       $ 937,463     $ 452,702    $ 375,351    $1,014,814
                                   =========     =========    =========     =========
LIABILITIES AND SHAREHOLDERS EQUITY
  Current Liabilities
    Accounts payable               $ 560,263     $   1,280    $       -    $  561,543
    Other current liabilities          1,849       500,100            -       501,949
                                   ---------     ---------    ---------    ----------
  Total current liabilities          562,112       501,380            -     1,063,492



                    GLOBALINK LTD. and Subsidiary
                    Notes to Financial Statements
         For The Period from January 1, 2008 to December 31, 2008
                    (Expressed in U.S. Dollars)

  Shareholders Equity
    Common stock                       6,382         4,957       (6,382)        4,957
    Paid in surplus                        -       128,794            -       128,794
    Preferred stock                    6,382             -       (6,382)            -
    Retained earnings/(deficit)      362,587      (182,429)    (362,587)     (182,429)
                                   ---------     ---------     --------     ---------
  Total shareholders equity          375,351       (48,678)    (375,351)      (48,678)
                                   ---------     ---------     --------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS
  EQUITY                           $ 937,463     $ 452,702    $(375,351)   $1,014,814
                                   =========     =========    =========    ==========

                                      January through October 31, 2008
                              One World **     Global      Eliminations
Consolidated
Sales                          $ 1,354,122    $        -     $        -    $1,354,122
Cost of Sales                    1,256,126             -              -     1,256,126
                               -----------    ----------     ----------    ----------
Gross Profit                        97,996             -              -        97,996
Expenses:
  Wages and salaries                44,386             -              -        44,386
  Other administrative expenses     28,821         8,990              -        37,811
                                ----------    ----------     ----------    ----------
Total expenses                      73,207         8,990              -        82,197
                                ----------    ----------     ----------    ----------
Income/(loss) from operations       24,789        (8,990)             -        15,799
Other income/(expenses)             (5,191)        1,088              -       (4,103)
                                ----------    ----------     ----------    ----------
Income before income taxes          19,598        (7,902)             -        11,696
Income taxes                             -             -              -             -
                                ----------    ----------     ----------    ----------
Net income/(loss)               $   19,598    $   (7,902)    $        -    $   11,696
                                ----------    ----------     ----------    ----------
** OneWorld is reported for the four months ended October 31, 2008.

Capital Stock

Authorized
      500,000,000 Common shares with $0.0002 par value
Issued
      24,785,000 shares

The Company issued 2,625,000 shares for cash of $.0133333 per share in the amount of $35,000 and 1,125,000 shares for services at $.10 in the amount of $112,500 in 2006.

The company also issued 807,000 shares at $.10 in the amount of $80,700 for cash under the filing with the Securities and Exchange Commission of the United States in 2007.

                    GLOBALINK LTD. and Subsidiary
                    Notes to Financial Statements
         For The Period from January 1, 2008 to December 31, 2008
                    (Expressed in U.S. Dollars)

The company has split its common stock on a 5 for 1 basis on July 1, 2008.

The company has issued 2,000,000 shares to Vincent Au in exchange for 100% of his shares in One World Hotel Destination Service, Inc. on October 31, 2008.

New accounting pronouncements:

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain

                    GLOBALINK LTD. and Subsidiary
                    Notes to Financial Statements
         For The Period from January 1, 2008 to December 31, 2008
                    (Expressed in U.S. Dollars)

vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No.
51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.' This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain

                    GLOBALINK LTD. and Subsidiary
                    Notes to Financial Statements
         For The Period from January 1, 2008 to December 31, 2008
                    (Expressed in U.S. Dollars)

from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company

                    GLOBALINK LTD. and Subsidiary
                    Notes to Financial Statements
         For The Period from January 1, 2008 to December 31, 2008
                    (Expressed in U.S. Dollars)

will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

These new accounting pronouncements are not currently expected to have a material effect on our financial Statements, except as noted above.

Acquisition of OneWorld Hotel Destination Services, Inc.(OneWorld)

Effective October 31, 2008 the Company acquired all of the outstanding stock of OneWorld. The Company has not merged OneWorld's operations into its own.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to insure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), or the persons performing similar functions, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management's Annual Report on Internal Control over Financial
Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, and concluded that it is effective.

This annual report does not include an attestation report of the registrant's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the registrant's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management's report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2008. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations:

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the registrant must file a Form 4 reporting the acquisition or disposition of registrant's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply. Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the registrant's fiscal year. Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder. To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements during 2008.

Code of Ethics Policy

The registrant has prepared but has not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance.

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors. In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert. Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

ITEM 11.  EXECUTIVE COMPENSATION

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of December 31, 2008, the number and percentage of outstanding shares of Globalink common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

Name of Beneficial Owners      Common Stock
                               Beneficially Owned    Percentage(1)
Robin Young                     3,750,000                15.13%
426 Main Street
Suite #202
Vancouver, B.C. V6A 2T4

Ben Choi                        3,750,000                15.13%
426 Main Street
Suite #202
Vancouver, B.C. V6A 2T4

Daniel Lo                       3,750,000                15.13%
333 - 13988 Cambie Road
Richmond, B.C. Canada V6V 2K4

Directors and Officers,
   as a group(3 persons)        11,250,000                15.13%

Barry Phillips 	                 3,750,000                15.13%
7903 - 93a Ave.
Edmonton, Alberta T6C 1V2

Petula Wong                     3,750,000                15.13%
Rm C 12/F 55 Tong Mi Road
Kowloon, Hong Kong

Vincent Au                      2,000,000                8.07%
426 Main Street
Suite #202
Vancouver, B.C. V6A 2T4

(1) Based upon 24,785,000 issued and outstanding as of December 31, 2008.

All the above-named officers and directors would be deemed to be promoters of Globalink.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

Shareholder Advanced. Advances from shareholders are for the reimbursement of expenses incurred on behalf of Globalink by Robin Young and Ben Choi, officers and directors of Globalink and they bear no interest. These notes are short term advances which are paid generally within one year. The balance at December 31, 2008 is $30,390.

Director Independence.

The registrant's board of directors consists of Robin Young, Ben Choi and Daniel Lo. None of them is independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended December 31, 2008, there were no transactions with related persons other than as described in the section above entitled "Item 11. Executive Compensation".


ITEM 13.    EXHIBITS

  3.i      Articles of Incorporation incorporated by reference
to Form SB-2, #333-133961 filed May 10, 2006
  3.ii     By-Laws incorporated by reference to Form SB-2,
#333-133961 filed May 10, 2006
  4.i      Form of Specimen of common stock incorporated by
reference to Form SB-2, #333-133961 filed May 10, 2006


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.   We incurred aggregate fees and expenses of $15,000 and
$1,750 from Thomas J. Harris, CPA, respectfully for the 2008 and 2007 fiscal years. Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-K and 10-QSB.

Tax Fees.   We did not incur any aggregate tax fees and expenses from
Thomas J. Harris, CPA for the 2008 and 2007 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees.   We incurred audit related fees of $0 and $0 from
Thomas J. Harris, CPA during fiscal 2008 and 2007. The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years 2008 and 2007 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Thomas J. Harris, CPA solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Globalink has duly caused this Report to be signed on its behalf by the undersigned duly authorized person. Globalink.

Dated: April 15, 2009

/s/Robin Young
------------------------------
By: Robin Young, President/CEO

In accordance with the requirements of the Securities Exchange
Act of 1934, as amendment, this report has been signed by the following persons in the capacities and on the dates stated.

Globalink, Inc.
(Registrant)

By: /s/Robin Young                      Dated: April 15, 2009
    ----------------------
    Robin Young

Director, Chief Executive Officer
(As a duly authorized officer on behalf of the Registrant and as Principal Executive Officer)

By: /s/Ben Choi                        Dated: April 15, 2009
    ----------------------
    Ben Choi
Chief Financial Officer, Controller and Director


By: /s/Daniel Lo                        Dated: April 15, 2009
    ----------------------
    Daniel Lo
    Director