Form 10-Q
period 2009-03-31
GLOBALINK, LTD.
filed 2009-05-20
CIK 1361540

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, May 15, 2009:

  Common Stock  -  24,785,000

PART I
Item I - FINANCIAL STATEMENTS

Consolidated Balance Sheet as of March 31, 2009 and December 31, 2008 Consolidated Statement of Operations for the three months ended March 31, 2009 and 2008
Consolidated Statement of Cash Flows for the three months ended March 31, 2009 and 2008
Consolidated Notes to Financial Statements

                       Globalink, Ltd. and Subsidiary
                        Consolidated Balance Sheets
                        (Expressed in U.S. Dollars)

                                              March 31, 2009         December 31, 2008
                                               -------------         -----------------
                                                 (Unaudited)               Audited
ASSETS
CURRENT ASSETS:
  Cash                                               $ 469,383            $ 579,464
  Accounts receivable trade                            136,020              109,406
  Other Receivable                                      27,814               28,743
  Other Current Assets                                  52,546               22,383
                                                     ---------            ---------
    TOTAL CURRENT ASSETS                               685,763              739,996
                                                     ---------            ---------
Fixed assets, net of accumulated depreciation           16,367               17,909

TOTAL ASSETS                                         $ 702,130            $ 757,905
                                                     =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrual                       $ 334,965            $ 388,775
  Notes payable OneWorld Acquisition                   469,800              469,800
  Other current liabilities                                  -                2,976
                                                     ---------            ---------
    TOTAL CURRENT LIABILITIES                          804,765              861,551
                                                     ---------            ---------

OTHER LIABILITIES:
  Advances from Shareholders                            55,007              30,390
                                                     ---------           ---------
    Total other liabilities                             55,007              30,390
                                                     ---------           ---------

TOTAL LIABILITIES                                      859,772             891,941
                                                     =========           =========
STOCKHOLDERS' EQUITY:
  Common stock, $.0002 par value, 500,000,000 shares
   authorized, 24,785,000 shares issue and outstanding   4,957               4,957
  Paid-in Surplus                                      128,794             128,794
  Retained earnings                                   (291,393)           (267,787)
                                                     ---------           ---------
    TOTAL STOCKHOLDERS' EQUITY                        (157,642)           (134,036)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $ 702,130           $ 757,905
                                                     =========           =========

See accompanying notes

                  Globalink, Ltd. and Subsidiary
               Consolidated Statements of Operations
                    (Expressed in U.S. Dollars)
(Unaudited)

                                          Three Months
                                         Ended March 31,
                                       2009         2008
                                    ----------   ----------
Revenues
  Sales                           $  599,530    $       -
  Cost of sales                      533,803            -
                                  ----------    ---------
Gross Margin                          65,727            -

Expenses
  Wages & Salaries                   39,929             -
  Expenses from subsidiary                -             -
  Other administrative expenses      28,769         8,847
                                 ----------     ---------
                                     68,698         8,847
                                 ----------     ---------
Income (deficit) from operations     (2,971)       (8,847)
                                 ----------     ---------
Other income and expenses           (20,635)            -
                                 ----------     ---------
Income before income taxes          (23,606)       (8,847)
  Income tax                              -             -
                                 ----------     ---------
Income for the period               (23,606)       (8,847)

Basic and diluted Loss
  per Share                       $   (0.00)    $   (0.00)
                                  =========     =========
Weighted Number of
   Common Shares                 24,785,000     22,785,000
                                 ==========     ==========


See accompanying notes

Globalink, Ltd. and Subsidiary
Consolidated Statement of Cash Flows
For the Three Months ended March 31, 2009 and 2008
(Expressed in U.S. Dollars)
(Unaudited)

                                        For three months    For three months
                                              Ended              Ended
                                        March 31, 2009       March 31, 2008
                                         --------------      --------------
Cash Flows from Operating
  Activities
    Loss for the period                    (23,606)              (8,847)
    Less Depreciation not requiring
      use of funds                           1,542                    -
        Net loss on exchange transactions        -                    -
    Increase in operating liabilities -
      account payable                            -                5,888
Net changes in working capital balances
  Accounts receivable                      (26,614)                   -
  Other Receivable                             929                    -
  Other Current Assets                     (30,163)                   -
  Accounts payable and accruals            (56,786)                   -
                                        ----------            ---------
    Cash flows used in operating
      activities                          (134,698)              (2,226)
                                        ----------            ---------

Cash Flows from Financing Activities
  Advances from shareholders                24,617                1,830
                                         ---------            ---------
    Cash flows from financing
      activities                            24,617                1,830
                                         ---------            ---------

Cash Flows from Investing Activities             -                    -
                                         ---------            ---------
     Cash flows from (used in) investing
       activities                                -              (14,670)

Net (Decrease) Increase in Cash and
 Cash Equivalents                         (110,081)                (396)
Cash and Cash Equivalents at
 Beginning of Period                       579,464               81,077
                                         ---------            ---------
Cash and Cash Equivalents at
  End of Period                            469,383               80,681
                                         =========            =========
Represented by:
  Cash                                     469,383               80,681
                                         =========            =========

See accompanying notes

                      Globalink, Ltd. and Subsidiary
                      Notes to Financial Statements
        For The Period from January 1, 2009 through March 31, 2009
                       (Expressed in U.S. Dollars)

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

   b)   Financial instruments
The Company's financial instruments consist of cash, accounts receivable, accounts payable, directors' fees payable and advances from shareholders. It is management's opinion that the Company is exposed to significant interest rate risk and exchange fluctuation arising from these financial instruments.

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

   d)   Stock-based compensation
FAS 123(r), Accounting for Stock-based compensation requires companies to record compensation cost for stock-based employee compensation to be measured at the grant date, and not subsequently revised. The company

                     Globalink, Ltd. and Subsidiary
                      Notes to Financial Statements
        For The Period from January 1, 2009 through March 31, 2009
                       (Expressed in U.S. Dollars)

has chosen to continue to account for stock-based compensation using the provisions of FAS 123(r). In addition the company's policy is to account for all stock based transactions in conformance with FAS 123(r).

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

                      Globalink, Ltd. and Subsidiary
                      Notes to Financial Statements
        For The Period from January 1, 2009 through March 31, 2009
                       (Expressed in U.S. Dollars)

Advances from Shareholders

Advances from shareholders are for the reimbursement of expenses incurred on behalf of the company by the three principal shareholders and they bear no interest due. These notes are short term advances which are paid generally within one year. The balance at December 31, 2008 was $30,390.

Operating Leases

The Company leases its administrative offices for US$938 per month. The lease expires in May 2011. The operating lease expense for the year ended December 31, 2008 was $1,876. Future minimum lease payments are as follows:

Fiscal year ending December 31,
   2009    $  11,256
   2010       11,256
   2011       11,256
           ---------
           $  33,768

The Company leases a motor vehicle under an operating lease for a term of 48 months from June 21, 2005 at a monthly payment of US$537 excluding taxes. Future minimum payments are as follows:

      Fiscal year ending December 31, 2009         $6,450

Supplemental information - consolidated statements

                               One World     Globalink
                                 3/31/09      3/31/09     Eliminations    Consolidated
                                --------     --------     ------------    ------------
ASSETS
  Current Assets:
    Cash                        $ 431,040     $  38,343            -       $469,383
    Accounts receivable           136,020             -            -        136,020
    Other receivable               27,814             -            -         27,614
    Investment in subsidiary            -       324,620     (324,620)             -
    Other current assets           52,546             -            -         52,546
                                ---------     ---------    ---------      ---------
  Total current assets            647,420       362,963     (324,620)       665,763

  Fixed assets, net
    Of accumulated depreciation     6,623         9,744            -         16,367
                                ---------     ---------    ---------      ---------
TOTAL ASSETS                    $ 654,043     $ 372,707    $(324,620)     $ 702,130
                                =========     =========    =========      =========


                      Globalink, Ltd. and Subsidiary
                      Notes to Financial Statements
        For The Period from January 1, 2009 through March 31, 2009
                       (Expressed in U.S. Dollars)

LIABILITIES AND SHAREHOLDERS EQUITY
  Current Liabilities
    Accounts payable            $ 304,806     $  30,159    $       -      $ 334,965
    Notes payable                       -       469,800            -        469,800
    Other current liabilities      24,617        30,390            -         55,007
                                ---------     ---------    ---------      ---------
  Total current liabilities       329,423       530,349            -        859,772

  Shareholders Equity
    Common stock                   16,400         4,957      (16,400)         4,957
    Paid in surplus                     -       128,794            -        128,794
    Retained earnings/(deficit)   308,220      (291,393)    (308,220)      (291,393)
                                ---------      ---------    --------      ---------

  Total shareholders equity       324,620      (157,642)    (324,620)      (157,642)
                                ---------      ---------    --------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS
  EQUITY                        $ 654,043     $ 372,707    $(324,620)     $ 702,130
                                ---------     ---------    ---------      ---------

                                      January through March 31, 2009
                                One World    Global      Eliminations     Consolidated
Sales                          $ 599,530      $      -       $      -     $ 599,530
Cost of Sales                    533,803             -              -       533,803
                               ---------      --------       --------     ---------
Gross Profit                      65,727             -              -        65,727
Expenses:
  Wages and salaries              39,929             -              -        39,929
  Subsidiary expenses                  -             -              -             -
  Other administrative expenses   21,804         6,965              -        28,769
                                --------      --------       --------     ---------
Total expenses                    61,733         6,965              -        68,698
                                --------      --------       --------     ---------
Income/(loss) from operations      3,994       ( 6,965)             -        (2,971)
Other income/(expenses)          (21,348)          713              -       (20,635)
                                --------      --------       --------     ---------
Income before income taxes       (17,354)       (6,252)             -       (23,606)
Income taxes                           -             -              -             -
                                --------      --------       --------     ---------
Net income/(loss)               $(17,354)     $ (6,252)      $      -     $ (23,606)
                                ========      ========       ========     =========

                     Globalink, Ltd. and Subsidiary
                      Notes to Financial Statements
        For The Period from January 1, 2009 through March 31, 2009
                       (Expressed in U.S. Dollars)

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


                     Globalink, Ltd. and Subsidiary
                      Notes to Financial Statements
        For The Period from January 1, 2009 through March 31, 2009
                       (Expressed in U.S. Dollars)

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


                     Globalink, Ltd. and Subsidiary
                      Notes to Financial Statements
        For The Period from January 1, 2009 through March 31, 2009
                       (Expressed in U.S. Dollars)

    Other current liabilities          1,849       500,100            -       501,949
                                   ---------     ---------    ---------    ----------
  Total current liabilities          562,112       501,380            -     1,063,492
  Shareholders Equity
    Common stock                       6,382         4,957       (6,382)        4,957
    Paid in surplus                        -       128,794            -       128,794
    Preferred stock                    6,382             -       (6,382)            -
    Retained earnings/(deficit)      362,587      (182,429)    (362,587)     (182,429)
                                   ---------     ---------     --------     ---------
  Total shareholders equity          375,351       (48,678)    (375,351)      (48,678)
                                   ---------     ---------     --------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS
  EQUITY                           $ 937,463     $ 452,702    $(375,351)   $1,014,814
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

                      Globalink, Ltd. and Subsidiary
                      Notes to Financial Statements
        For The Period from January 1, 2009 through March 31, 2009
                       (Expressed in U.S. Dollars)

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

                      Globalink, Ltd. and Subsidiary
                      Notes to Financial Statements
        For The Period from January 1, 2009 through March 31, 2009
                       (Expressed in U.S. Dollars)


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

                      Globalink, Ltd. and Subsidiary
                      Notes to Financial Statements
        For The Period from January 1, 2009 through March 31, 2009
                       (Expressed in U.S. Dollars)

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will

                    Globalink, Ltd. and Subsidiary
                      Notes to Financial Statements
        For The Period from January 1, 2009 through March 31, 2009
                       (Expressed in U.S. Dollars)

change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Trends and Uncertainties.

We are pursuing financing for our operations and seeking additional investments to launch the Hotel Travel booking web site. We will need a minimum of $500,000 over the next twelve months to continue the operation and to launch the Hotel Travel booking web site. We acquired all of the common shares of OneWorld for 2,000,000 common shares and a promissory note. In addition, we are seeking to expand our revenue base by adding new customers and increasing our marketing and advertising. Failure to secure such financing or to raise additional equity capital and to expand its revenue base may result in Globalink depleting our available funds and not being able to pay our obligations.

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

After acquisition of OneWorld on Oct 31, 2008, Globalink received significant improvement in cash position. By the end of March 31, 2009, Globalink & its subsidiary have $469,383 cash on hand.

For the three months ended March 31, 2009 and 2008, Globalink did not pursue any investing activities.

Results of Operations

For the three months ended March 31, 2009, Globalink received revenues of $599,530 with a cost of sales of $533,803 resulting in gross margin of $65,727. The net loss for the three months ended March 31, 2008 is $23,606. Expenses consisted of wages and salaries of $39,929 and other administrative expenses of $28,769. These amounts increased over 2008 due to the acquisition of OneWorld.

For the three months ended March 31, 2008, Globalink did not receive any revenues from operations. The net loss for the period was $(8,847). The expenses of $8,847 consisted mainly of basic operating expenses of $3,030 and legal and accounting expenses of $5,817 necessary to complete filings with the Securities and Exchange
Commission.

Hotel booking web site: The initial structure and preliminary functions of the Hotel Booking Web sites are done. We will launch the hotel web site in two stages.

The first stage of the web site to launch will be the booking functions for the existing customers of OneWorld. We believe the on-line booking will help the OneWorld sales increase significantly because they can capture new sales without the time zone difference in a short period of time. We also accept and welcome the comments and suggestion from the existing users (customers) about the web site. These suggestions will help us to improve our web site to be more user-friendly and easy to use.

By the end of this year, we will launch the final product, Hotel
Booking Web site for consumers in general.


Off-Balance Sheet Arrangements

Globalink had no material off-balance sheet arrangements as of March 31, 2009.

Contractual Obligations

Globalink has no material contractual obligations

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

Item 4T.  Controls and Procedures.

During the three months ended March 31, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2009. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures effective as of March 31, 2009 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated:  May 20, 2009

GLOBALINK, LTD.

By: /s/Robin Young
---------------------------
Robin Young, President and Director