Form 10-Q
period 2009-06-30
GLOBALINK, LTD.
filed 2009-08-19
CIK 1361540

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2009

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

The number of outstanding shares of the registrant's common stock, August 14, 2009:

  Common Stock  -  24,785,000

PART I
Item I - FINANCIAL STATEMENTS

Consolidated Balance Sheet as of June 30, 2009 and December 31, 2008 Consolidated Statement of Operations for the three and six months ended June 30, 2009 and 2008
Consolidated Statement of Cash Flows for the six months ended March 31, 2009 and year ended December 31, 2008
Consolidated Notes to Financial Statements

                       Globalink, Ltd. and Subsidiary
                        Consolidated Balance Sheets
                        (Expressed in U.S. Dollars)

                                              June 30, 2009         December 31, 2008
                                               -------------         -----------------
                                                 (Unaudited)               Audited
ASSETS
CURRENT ASSETS:
  Cash                                               $ 278,364            $ 579,464
  Accounts receivable trade                            120,692              109,406
  Other Receivable                                           -               28,743
  Other Current Assets                                  59,043               22,383
                                                     ---------            ---------
    TOTAL CURRENT ASSETS                               458,099              739,996
                                                     ---------            ---------
Fixed assets, net of accumulated depreciation           16,367               17,909

TOTAL ASSETS                                         $ 474,592            $ 757,905
                                                     =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrual                       $ 395,470            $ 388,775
  Notes payable OneWorld Acquisition                   159,105              469,800
  Other current liabilities                             58,063                2,976
                                                     ---------            ---------
    TOTAL CURRENT LIABILITIES                          612,638              861,551
                                                     ---------            ---------

OTHER LIABILITIES:
  Advances from Shareholders                                 -              30,390
                                                     ---------           ---------
    Total other liabilities                                  -              30,390
                                                     ---------           ---------

TOTAL LIABILITIES                                      612,638             891,941
                                                     =========           =========
STOCKHOLDERS' EQUITY:
  Common stock, $.0002 par value, 500,000,000 shares
   authorized, 24,785,000 shares issue and outstanding   4,957               4,957
  Paid-in Surplus                                      128,794             128,794
  Retained earnings                                   (271,797)           (267,787)
                                                     ---------           ---------
    TOTAL STOCKHOLDERS' EQUITY                        (138,046)           (134,036)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $ 474,592           $ 757,905
                                                     =========           =========

See accompanying notes

                  Globalink, Ltd. and Subsidiary
               Consolidated Statements of Operations
                    (Expressed in U.S. Dollars)
                              (Unaudited)

                                          Three Months               Six Months
                                             Ended                      Ended
                                            June 30,                   June 30,
                                       2009         2008         2009         2008
                                    ----------   ----------   ----------   ----------
Revenues
  Sales                           $  484,155            -   $1,083,685            -
  Cost of sales                      423,938            -      957,741            -
                                  ----------    ---------    ---------    ---------
Gross Margin                          60,217            -      125,944            -
                                  ----------    ---------    ---------    ---------
Expenses
  Wages & salaries                    55,359            -       95,288            -
  Expenses from subsidiary                 -            -            -            -
  Other administrative expenses       23,183        4,724       51,946       13,571
                                  ----------    ---------    ---------    ---------
                                      78,542        4,724      147,234       13,571
                                  ----------    ---------    ---------    ---------
Income (deficit) from operations     (18,325)      (4,724)     (21,290)     (13,571)
                                  ----------    ---------    ---------    ---------
Other income and expenses             37,915            -       17,280            -
                                  ----------    ---------    ---------    ---------
Income before income taxes            19,590       (4,724)      (4,010)     (13,571)
  Income tax                               -            -            -            -
                                  ----------    ---------    ---------    ---------
Income for the period             $   19,590    $  (4,724)   $  (4,010)   $ (13,571)
                                  ==========    =========    =========    =========
  Basic and diluted Loss
    per Share                      $    0.00    $   (0.00)   $   (0.00)   $   (0.00)
                                   =========    =========    =========    =========
  Weighted Number of
   Common Shares                  24,785,000   24,785,000   24,785,000   24,785,000
                                  ==========   ==========   ==========   ==========


See accompanying notes

Globalink, Ltd. and Subsidiary
Consolidated Statement of Cash Flows
 (Expressed in U.S. Dollars)
(Unaudited)

                                        For six months       For six months
                                      Ended June 30, 2009      June 30, 2008
                                         --------------      --------------
Cash Flows from Operating Activities
    Loss for the period                     (4,010)             (13,571)
    Less Depreciation not requiring
      use of funds                           2,877                1,467
        Net loss on exchange transactions        -                    -
Net changes in working capital balances
  Accounts receivable                      (11,286)                 280
  Other Receivable                          28,743                    -
  Other Current Assets                     (36,660)                   -
  Accounts payable and accruals              6,695                    -
  Other Current Liabilities                      -                    -
  Due to government agencies                     -                    -
  Directors' services paid in shares             -                    -
                                        ----------            ---------
    Cash flows used in operating
      activities                            41,446              (11,824)
                                        ----------            ---------
Cash Flows from Financing Activities
  Advances from shareholders               (30,390)               3,058
  Share capital issued                           -                    -
                                         ---------            ---------
    Cash flows provided by (used in)
      financing activities                 (30,390)               3,058
                                         ---------            ---------
Cash Flows from Investing Activities
  Acquisition of capital assets             (1,461)                   -
  Note payable for purchase of sub        (310,695)                   -
  Purchase effects of subsidiary                 -                    -
  Cash from acquisition of subsidiary            -                    -
                                         ---------            ---------
     Cash flows provided by (used in)
       Investing activities               (312,156)                   -
Net (Decrease) Increase in Cash and
 Cash Equivalents                         (301,100)              (8,766)
Cash and Cash Equivalents at
 Beginning of Period                       579,464               81,077
                                         ---------            ---------
Cash and Cash Equivalents at
  end of Period                          $ 278,364            $  72,311
                                         =========            =========
Represented by:
  Cash                                   $ 278,364            $  72,311
                                         =========            =========

See accompanying notes

                      Globalink, Ltd. and Subsidiary
                      Notes to Financial Statements
        For The Period from January 1, 2009 through June 30, 2009
                       (Expressed in U.S. Dollars)

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

2.  Accounting Policies

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

                     Globalink, Ltd. and Subsidiary
                      Notes to Financial Statements
        For The Period from January 1, 2009 through June 30, 2009
                       (Expressed in U.S. Dollars)

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

   g)   Recently issued accounting pronouncements
      Recently issued accounting pronouncements have little or no effect on these financial statements.

3.  Fixed assets

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

Computer equipment acquired
  before March 24, 2004                         30%, declining balance
Computer equipment acquired
  after March 23, 2004                          45%, declining balance

                      Globalink, Ltd. and Subsidiary
                      Notes to Financial Statements
        For The Period from January 1, 2009 through June 30, 2009
                       (Expressed in U.S. Dollars)

Furniture and equipment                         20%, declining balance
Leasehold improvements                          20%, straight line

4.  Advances from Shareholders

Advances from shareholders are for the reimbursement of expenses incurred on behalf of the company by the three principal shareholders and they bear no interest due. These notes are short term advances which are paid generally within one year. The balance at December 31, 2008 was $30,390.

5.  Operating Leases

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

The Company leases a motor vehicle under an operating lease for a term of 48 months from June 21, 2005 at a monthly payment of US$537 excluding taxes. Future minimum payments are as follows:

      Six months ending June 30, 2009         $6,450

6.  Supplemental information - consolidated statements

                               One World     Globalink
                                 6/30/09      6/30/09     Eliminations    Consolidated
                                --------     --------     ------------    ------------
ASSETS
  Current Assets:
    Cash                        $ 247,862     $  30,502            -       $278,364
    Accounts receivable           120,692             -            -        120,692
    Other receivable              310,695             -     (310,695)             -
    Investment in subsidiary            -       353,869     (353,869)             -
    Other current assets           59,043             -            -         59,043
                                ---------     ---------    ---------      ---------
  Total current assets            738,292       384,371     (664,564)       458,099




                      Globalink, Ltd. and Subsidiary
                      Notes to Financial Statements
        For The Period from January 1, 2009 through June 30, 2009
                       (Expressed in U.S. Dollars)

  Fixed assets, net
    Of accumulated depreciation     7,536         8,957            -         16,493
                                ---------     ---------    ---------      ---------
TOTAL ASSETS                    $ 745,828     $ 393,328    $(664,564)     $ 474,592
                                =========     =========    =========      =========

LIABILITIES AND SHAREHOLDERS EQUITY
  Current Liabilities
    Accounts payable            $ 364,419     $  31,051    $       -      $ 395,470
    Notes payable                       -       469,800     (310,695)       159,105
    Other current liabilities      27,540        30,523            -         58,063
                                ---------     ---------    ---------      ---------
  Total current liabilities       391,959       531,374     (310,695)       612,638

  Shareholders Equity
    Common stock                   16,400         4,957      (16,400)         4,957
    Paid in surplus                     -       128,794            -        128,794
    Retained earnings/(deficit)   337,469      (271,797)    (337,469)      (271,797)
                                ---------      ---------    --------      ---------

  Total shareholders equity       353,869      (138,046)    (353,869)      (138,046)
                                ---------      ---------    --------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS
  EQUITY                        $ 745,828     $ 393,328    $(664,564)     $ 474,592
                                ---------     ---------    ---------      ---------

                                      January through June 30, 2009
                                One World    Global      Eliminations     Consolidated
Sales                         $1,083,685      $ 11,893       $(11,893)   $1,083,685
Cost of Sales                    957,741             -              -       957,741
                               ---------      --------       --------     ---------
Gross Profit                     125,944             -              -       125,944
Expenses:
  Wages and salaries              95,288             -              -        95,288
  Subsidiary expenses                  -             -              -             -
  Other administrative expenses   35,330        16,616              -        51,946
                                --------      --------       --------     ---------
Total expenses                   130,618        16,616              -       147,235
                                --------      --------       --------     ---------
Income/(loss) from operations     (4,674)       (4,723)       (11,893)      (21,290)
Other income/(expenses)           16,567           713              -        17,280
                                --------      --------       --------     ---------
Income before income taxes        11,893        (4,010)       (11,893)       (4,010)
Income taxes                           -             -              -             -
                                --------      --------       --------     ---------
Net income/(loss)               $ 11,893      $ (4,010)      $(11,893)    $  (4,010)
                                ========      ========       ========     =========

                     Globalink, Ltd. and Subsidiary
                      Notes to Financial Statements
        For The Period from January 1, 2009 through June 30, 2009
                       (Expressed in U.S. Dollars)

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


                     Globalink, Ltd. and Subsidiary
                      Notes to Financial Statements
        For The Period from January 1, 2009 through March 31, 2009
                       (Expressed in U.S. Dollars)

Other income/(expenses)          (16,873)            -              -       (16,873)
                                --------    ----------     ----------     ---------
Income before income taxes       (15,460)      (56,831)             -       (72,291)
Income taxes                           -             -              -             -
                                --------    ----------     ----------     ---------
Net income/(loss)               $(15,460)     $(56,831)    $        -     $ (72,291)
                                ========    ==========     ==========     =========

** The OneWorld income includes on the amounts since acquisition
November 1, 2008 through December 31, 2008.

7.  Business Combination

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

Following is the proforma balance sheet and income statement as of the acquisition date, October 31, 2008:

                                   OneWorld     Globalink
                                   10/31/08     10/31/08    Eliminations  Consolidated
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


                     Globalink, Ltd. and Subsidiary
                      Notes to Financial Statements
        For The Period from January 1, 2009 through June 30, 2009
                       (Expressed in U.S. Dollars)

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

8.  Capital Stock

Authorized
      500,000,000 Common shares with $0.0002 par value Issued
24,785,000 shares

The Company issued 2,625,000 shares for cash of $.0133333 per share in the amount of $35,000 and 1,125,000 shares for services at $.10 in the amount of $112,500 in 2006.

                      Globalink, Ltd. and Subsidiary
                      Notes to Financial Statements
        For The Period from January 1, 2009 through June 30, 2009
                       (Expressed in U.S. Dollars)

The Company also issued 807,000 shares at $.10 in the amount of $80,700 for cash under the filing with the Securities and Exchange Commission of the United States in 2007.

The Company split its common stock on a 5 for 1 basis on July 1, 2008.

The Company issued 2,000,000 shares to Vincent Au in exchange for 100% of his shares in One World Hotel Destination Service, Inc. on October 31, 2008.

9.  New accounting pronouncements:

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

                      Globalink, Ltd. and Subsidiary
                      Notes to Financial Statements
        For The Period from January 1, 2009 through June 30, 2009
                       (Expressed in U.S. Dollars)


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

                      Globalink, Ltd. and Subsidiary
                      Notes to Financial Statements
        For The Period from January 1, 2009 through June 30, 2009
                       (Expressed in U.S. Dollars)

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

                    Globalink, Ltd. and Subsidiary
                      Notes to Financial Statements
        For The Period from January 1, 2009 through June 30, 2009
                       (Expressed in U.S. Dollars)

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

After acquisition of OneWorld on Oct 31, 2008, Globalink received significant improvement in cash position. By the end of June 30, 2009, Globalink & its subsidiary have $278,364 cash on hand.

For the six months ended June 30, 2009, Globalink acquired capital assets of $1,461 and has a note payable for the purchase of subsidiary of $(310,695). As a result, Globalink had cash flows used in investing activities of $312,156 for the six months ended June 30, 2009.

For the six months ended June 30, 2008, Globalink did not pursue any investing activities.

For the six months ended June 30, 2009, Globalink received advances from shareholders of $30,390 resulting in cash flows from financing activities of $30,390.

For the six months ended June 30, 2008, Globalink received advances from shareholders of $3,058 resulting in cash flows from financing activities of $3,058.

Results of Operations

For the three months ended June 30, 2009, Globalink received revenues of $484,155 with a cost of sales of $423,938 resulting in gross margin of $60,217. The income for the three months ended June 30, 2009 is $19,590. Expenses consisted of wages and salaries of $55,359 and other administrative expenses of $23,183. These amounts increased over 2008 due to the acquisition of OneWorld.

For the three months ended June 30, 2008, Globalink did not receive any revenues from operations. The net loss for the period was $(4,724). The expenses of $4,724 consisted mainly of basic operating expenses and legal and accounting expenses of $4,724 necessary to complete filings with the Securities and Exchange Commission.

For the six months ended June 30, 2009, Globalink received revenues of $1,083,685 with a cost of sales of $957,741 resulting in gross margin of $125,944. The loss for the six months ended June 30, 2009 is $(4,010). Expenses consisted of wages and salaries of $95,288 and other administrative expenses of $51,946. These amounts increased over 2008 due to the acquisition of OneWorld.

For the six months ended June 30, 2008, Globalink did not receive any revenues from operations. The net loss for the period was $(13,571). The other administrative expenses of $13,571 consisted mainly of basic operating expenses and legal and accounting expenses necessary to complete filings with the Securities and Exchange Commission.

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


Off-Balance Sheet Arrangements

Globalink had no material off-balance sheet arrangements as of June 30, 2009.

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

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.' This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement
141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company adopted this statement beginning March 1, 2009. It is not believed that this will have an impact on the registrant's consolidated financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The registrant adopted this statement March 1, 2008, and it is not believed that this will have an impact on the registrant's consolidated financial position, results of operations or cash flows.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4T.  Controls and Procedures.

During the three months ended June 30, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2009. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures effective as of June 30, 2009 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated:  August 19, 2009

GLOBALINK, LTD.

By: /s/Robin Young
---------------------------
Robin Young, President and Director