Form 10-K/A
period 2008-12-31
GLOBALINK, LTD.
filed 2009-10-19
CIK 1361540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

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

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
[ ] Yes  [x] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [ ] Yes [ ] No

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

The number of shares outstanding of Globalink's only class of common stock, as of December 31, 2008 and September 30, 2009 was 24,785,000 shares and 24,785,000 shares of its common stock, respectively.

No documents are incorporated into the text by reference.

Globalink, Ltd.
Form 10-K/A
For the Fiscal Year Ended December 31, 2008
 Table of Contents

Part I

ITEM 1.  BUSINESS                                                   4
ITEM 1A. RISK FACTORS                                               7
ITEM 1B. UNRESOLVED STAFF COMMENTS                                  7
ITEM 2.  PROPERTIES                                                 7
ITEM 3.  LEGAL PROCEEDINGS                                          7
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        7

Part II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                      8
ITEM 6.  SELECTED FINANCIAL DATA                                    8
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                      9
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK                                                    13
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               15
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                     30
ITEM 9A. CONTROLS AND PROCEDURES                                   30
ITEM 9B.  OTHER INFORMATION                                        31

Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL
           PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH
           SECTION 16(a) OF THE EXCHANGE ACT                       32
ITEM 11.  EXECUTIVE COMPENSATION                                   34
ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDERS MATTERS             34
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
           DIRECTOR INDEPENDENCE                                   36
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES                   36
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES                  36
SIGNATURES                                                         37

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties.

During 2008, we started generating revenue upon completion of the acquisition of OneWorld Hotel Destination Services, Inc. We acquired all of the common shares of OneWorld for 2,000,000 common shares and a promissory note. In addition, we are seeking to expand our revenue base by adding new customers and increasing our marketing and advertising. We will need net revenues of a minimum of $315,000 over the next twelve months to continue operations. Failure to expand our revenue base may result in Globalink depleting our available funds and not being able to pay our obligations.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


GLOBALINK CORP.
Index to
Financial Statements

                                                              Page
                                                           ----------

Report of Independent Registered Public Accounting Firm           14

Balance Sheet at December 31, 2008                                15

Statements of Operations for the years ended
 December 31, 2008 and 2007                                       16

Statement of Changes in Stockholders' Equity
 for the years ended December 31, 2008 and 2007                   17

Statements of Cash Flows for the years ended
 December 31, 2008 and 2007                                       18

Notes to Financial Statements                                     19

                          THOMAS J. HARRIS
                     CERTIFIED PUBLIC ACCOUNTANT
                     3901 STONE WAY N., SUITE 202
                         SEATTLE, WA  98103
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



/s/Thomas J. Harris, CPA
---------------------------
Thomas J Harris, CPA
April 13, 2009

Globalink, Ltd. and Subsidiary
Consolidated Balance Sheet
December 31, 2008 and 2007
(Expressed in U.S. Dollars)

                                             2008             2007
                            ASSETS
Current assets:
  Cash                                    $ 579,464         $  81,077
  Accounts receivable trade                 109,406                 -
  Other Receivable                           28,743                 -
  Other Current Assets                       22,383                 -
                                          ---------         ---------
    Total current assets                    739,995            81,077
                                          ---------         ---------

Fixed assets, net of accumulated
  depreciation                               17,909            13,465
                                          ---------         ---------

TOTAL ASSETS                              $ 757,904         $  94,542
                                          =========         =========


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrual            $ 338,776         $       -
  Notes payable OneWorld Acquisition        469,800                 -
  Other current liabilities                   2,974                 -
                                          ---------         ---------
    Total current liabilities               811,551                 -
                                          ---------         ---------
OTHER LIABILITIES:
  Advances from Shareholders                 30,390            27,298
                                          ---------         ---------
    Total other liabilities                  30,390            27,298
                                          ---------         ---------
TOTAL LIABILITIES                           841,941            27,298
                                          ---------         ---------
STOCKHOLDERS' EQUITY:
  Common stock, $.0002 par value,
   500,000,000 shares authorized and
   24,785,000 shares issue and outstanding    4,957             4,557
  Paid-in Surplus                          (230,157)          223,643
  Retained earnings                         141,164          (160,956)
                                          ---------         ---------
    Total Stockholders' Equity              (84,036)           67,244
                                          ---------         ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $ 757,904         $  94,542
                                          =========         =========

See accompanying notes

GLOBALINK, LTD. and Subsidiary
Consolidated Statement of Operations
For the Years ended December 31, 2008 and 2007
(Expressed in U.S. Dollars)

                              For twelve months          For twelve months
                                    ended                     ended
                              December 31, 2008          December 31, 2007
                              -----------------          ------------------
Revenue
  Sales                          $ 245,255                    $       -
  Cost of Sales                    224,790                            -
                                 ---------                    ---------
Gross Margin                        19,465                            -

Expenses
  Wages & salaries                  26,290                            -
  Other administrative expenses     36,111                       30,468
                                 ---------                    ---------
                                    62,401                       30,468
                                 ---------                    ---------
Income (deficit) from operations   (42,936)                     (30,468)
                                 ---------                    ---------
Other income and expenses            4,020                           24
                                 ---------                    ---------
Income before income taxes         (38,916)                     (30,445)
  Income tax                             -                            -
                                 ---------                    ---------
Income for the period            $ (38,916)                   $ (30,445)
                                 =========                    =========
Basic and Diluted Loss
  per Share                        $ (0.00)                     $ (0.00)
                                 =========                    =========

Weighted Number of
  Common Shares                 23,451,667                   22,785,000
                                ----------                   -----------


See accompanying notes

                     GLOBALINK, LTD. and Subsidiary
               Consolidated Statement of Stockholders' Equity (Deficit) For The Period From Inception February 3, 2006 to December 31, 2007
               And Accumulated During the Development Stage
                       (Expressed in U.S. Dollars)

                                                                            Total
                                                                            Stock-
                             Number                Paid In   Accumulated    holders'
                            Of shares     Amount   Surplus     Deficit      Equity
                           ----------   ---------  -------   ----------   ----------
Balance at February 3, 2006         -   $        -  $      - $        -  $       -

Shares issued for services at
 $.10 (restated on June 30,
 2007)                      1,125,000        1,125   111,375          -    112,500
Shares issued for cash at
 $.013333                   2,625,000        2,625    32,375          -     35,000
Net loss for the period             -            -         -   (130,511)  (130,511)
                           ----------   ----------   ------- ----------  ---------

Balance at December
   31, 2006                 3,750,000        3,750   143,750   (130,511)    16,989
Shares issued for cash at
 $.10                         807,000          807    79,803          -     80,700
Net loss for the year ended
  December 31, 2007                 -            -         -    (30,445)   (30,445)
                           ----------   ----------   ------- ----------  ---------

Balance at December
   31, 2007                 4,557,000        4,557   223,643   (160,956)    67,244
Effect of 5 for 1 stock split
 and reduction of par value
 to .0002                  22,785,000        4,557   223,643   (160,956)    67,244

Shares issued in acquisition
 Of OneWorld Hotel Destination
 Services, Inc.             2,000,000          400  (453,800)   341,036   (112,364)

Net Loss for the year ended
 December 31, 2008                  -            -         -    (38,916)   (38,916)
                           ----------   ----------   -------  ---------  ---------
Balance at December
  December 31, 2008        24,785,000   $    4,957 $(230,157) $ 141,164  $ (84,036)
                           ==========   ==========  ========  =========  =========



See accompanying notes

                     GLOBALINK, LTD. and Subsidiary
                   Consolidated Statement of Cash Flows
                 For the years ended December 31, 2008 and 2007
                        (Expressed in U.S. Dollars)

                                         For Year             For Year
                                           Ended                Ended
                                    December 31, 2008  December 31, 2007
                                    ----------------   ----------------
Cash Flows from Operating
  Activities
    Loss for the period                   $  (38,916)         $ (30,445)
      Less Depreciation not requiring
      use of funds                             3,421              1,206
    Net loss on exchange transactions        (16,872)                 -
Net changes in working capital
      Balances:
      Accounts Receivable                    143,292                  -
      Other Receivable                         7,238                  -
      Other Current Assets                    (5,160)                 -
      Accounts payable and accruals         (220,361)                 -
      Due to government agencies                   -                  -
      Directors' services paid in shares           -                  -
                                          ----------          ---------
    Cash flows used in operating
      activities                            (127,358)           (29,239)
                                          ----------          ---------
Cash Flows from Financing Activities
  Advances from shareholders                   3,092             20,482
  Share capital issued                             -             80,700
                                           ---------          ---------
    Cash flows from financing activities       3,092            101,182
                                           ---------          ---------
Cash Flows from Investing Activities
  Acquisition of capital assets                 (352)           (14,670)
  Cash from acquisition of subsidiary        623,005                  -
                                           ---------          ---------
    Cash flows from (used in)
     investing activities                    622,653            (14,670)
                                           ---------          ---------
Net (Decrease) Increase in Cash and
 Cash Equivalents                            498,387             57,273
Cash and Cash Equivalents at
 Beginning of Period                          81,077             23,804
                                           ---------          ---------
Cash and Cash Equivalents at
  End of Period                            $ 579,464          $  81,077
                                           =========         =========
Represented by:
  Cash                                     $ 579,464          $  81,077
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

During 2008, the Company started generating revenue when they completed the purchase of OneWorld Hotel Destination Services, Inc. At that time, the Company exited the development stage.

Accounting Policies

2.  Accounting Policies

The financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America and reflect the following policies:

a)   Accounting receivable
The Company considers its receivables to be fully collectible;
accordingly, no allowance for doubtful accounts has been recorded. If amounts become uncollectible, they will be charged to operations when that determination is made.

b)   Translation of foreign currencies
Monetary assets and liabilities in foreign currencies are translated into United States dollars at the prevailing year-end exchange rates. Revenue and expense items are translated at the average rates in effect during the month of transaction. Resulting exchange gains and losses on transactions are included in the determination of earnings for the year. The exchange loss for this period from January 1 to December 31, 2008 is $33,375.

c)  Financial instruments
The company's financial instruments consist of accounts receivable, accounts payable, directors' fees payable and advances from shareholders. It is management's opinion that the company is not exposed to significant interest rate risk arising from these financial instruments and that their carrying values approximate their fair values.

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

** The OneWorld income includes only the amounts since acquisition November 1, 2008 through December 31, 2008.

Business Combination

Effective October 31, 2008, the Company acquired all of the outstanding stock of OneWorld Hotel Destination Services, Inc. The Company issued 2,000,000 shares of common stock and a promissory note in the amount of $469,800. The acquisition is being accounted for as a wholly owned subsidiary of the parent company. The Company has recorded the balance of OneWorld Hotel Destination Services, Inc. at historical costs. The parent company has recorded the investment in subsidiary at the acquired company's net equity position at date of purchase. The company then recorded the notes payable and the offset to paid in surplus as required by SFAS 141. The acquisition is being accounted for as an acquisition as required by SFAS 141. The Company did not issue a significant amount of its stock to acquire OneWorld Hotel Destination Services, Inc. and therefore it is not considered a reverse acquisition under SFAS 141.

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

9.  Capital Stock

Authorized
      500,000,000 Common shares with $0.0002 par value
Issued
      24,785,000 shares to founders.

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

10.  New accounting pronouncements:

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2008 and 2007
Statements of Operations for the years ended December 31, 2008 and 2007 Statements of Stockholders' Equity for the years ended December 31, 2008 and 2007
Statements of Cash Flows for the years ended December 31, 2008 and 2007 Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof: None

(a)(3) Exhibits

The following of exhibits are filed with this report:

(31) 302 certifications
(32) 906 certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Globalink has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.


Dated: October 19, 2009

/s/Robin Young
------------------------------
By: Robin Young, President/CEO

In accordance with the requirements of the Securities Exchange
Act of 1934, as amendment, this report has been signed by the following persons in the capacities and on the dates stated.

Globalink, Inc.
(Registrant)

By: /s/Robin Young                      Dated: October 19, 2009
    ----------------------
    Robin Young

Director, Chief Executive Officer
(As a duly authorized officer on behalf of the Registrant and as Principal Executive Officer)

By: /s/Ben Choi                        Dated: October 19, 2009
    ----------------------
    Ben Choi
Chief Financial Officer, Controller and Director


By: /s/Daniel Lo                        Dated: October 19, 2009
    ----------------------
    Daniel Lo
    Director