Form 10-Q
period 2009-09-30
GLOBALINK, LTD.
filed 2009-11-23
CIK 1361540

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2009

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

The number of outstanding shares of the registrant's common stock, November 20, 2009:

  Common Stock  -  24,785,000

PART I
Item I - FINANCIAL STATEMENTS

Consolidated Balance Sheet as of September 30, 2009 and December 31,
2008
Consolidated Statement of Operations for the three and nine months ended September 30, 2009 and 2008
Consolidated Statement of Cash Flows for the nine months ended
September 30, 2009 and year ended December 31, 2008
Consolidated Notes to Financial Statements

                       Globalink, Ltd. and Subsidiary
                        Consolidated Balance Sheets
                        (Expressed in U.S. Dollars)
                              (unaudited)

                                            September 30, 2009     December 31, 2008
                                             -------------         -----------------
ASSETS
CURRENT ASSETS:
  Cash                                               $ 355,706           $  579,464
  Accounts receivable trade                             46,852              109,405
  Other Receivable                                           -               28,743
  Other Current Assets                                  69,518               22,383
                                                     ---------           ----------
    TOTAL CURRENT ASSETS                               472,076              739,995
                                                     ---------           ----------
Fixed assets, net of accumulated depreciation           15,669               17,909

Other assets:
  Goodwill                                             274,449              274,449
                                                     ---------           ----------
TOTAL ASSETS                                         $ 762,194           $1,032,353
                                                     =========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrual                       $ 391,363           $  388,775
  Notes payable OneWorld Acquisition                   159,105              469,800
  Other current liabilities                             56,517                2,974
                                                     ---------           ----------
    TOTAL CURRENT LIABILITIES                          606,985              861,550
                                                     ---------           ----------

OTHER LIABILITIES:
  Advances from Shareholders                                 -              30,390
                                                     ---------          ----------
    Total other liabilities                                  -              30,390
                                                     ---------          ----------

TOTAL LIABILITIES                                      606,985             891,940
                                                     ---------          ----------
STOCKHOLDERS' EQUITY:
  Common stock, $.0002 par value, 500,000,000 shares
   authorized, 24,785,000 shares issue and outstanding   4,957               4,957
  Paid-in Surplus                                      403,243             403,243
  Retained earnings                                   (252,991)           (267,787)
                                                     ---------          ----------
    TOTAL STOCKHOLDERS' EQUITY                         155,209             140,413
                                                     ---------          ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $ 762,194          $1,032,353
                                                     =========          ==========

The accompanying notes are an integral part of these statements.

                  Globalink, Ltd. and Subsidiary
               Consolidated Statements of Operations
                    (Expressed in U.S. Dollars)
                              (Unaudited)

                                          Three Months              Nine Months
                                             Ended                      Ended
                                         September 30,             September 30,
                                       2009         2008         2009         2008
                                    ----------   ----------   ----------   ----------
Revenue                            $  69,482    $     836   $ 195,426    $      836

Expenses
  Wages & salaries                    39,197            -      134,485            -
  Expenses from subsidiary                 -            -            -            -
  Other administrative expenses       16,624        6,944       68,570       20,514
                                   ---------    ---------    ---------    ---------
                                      55,821        6,944      203,055       20,514
                                   ---------    ---------    ---------    ---------
Income (deficit) from operations      13,661       (6,108)      (7,629)     (19,678)
                                   ---------    ---------    ---------    ---------
Other income and expenses             5,145            -        22,425            -
                                   ---------    ---------    ---------    ---------
Income before income taxes            18,806       (6,108)      14,796      (19,678)
  Income tax                               -            -            -            -
                                   ---------    ---------    ---------    ---------
Income for the period              $  18,806    $  (6,108)   $  14,796   $  (19,678)
                                   =========    =========    =========    =========
  Basic and diluted Loss
    per Share                      $    0.00    $   (0.00)   $   (0.00)   $   (0.00)
                                   =========    =========    =========    =========
  Weighted Number of
   Common Shares                  24,785,000   24,785,000   24,785,000   24,785,000
                                  ==========   ==========   ==========   ==========


The accompanying notes are an integral part of these statements.

Globalink, Ltd. and Subsidiary
Consolidated Statement of Cash Flows
 (Expressed in U.S. Dollars)
(Unaudited)

                                        For nine months       For nine months
                                            ended                  ended
                                       Sept. 30, 2009        Sept. 30, 2008
                                         --------------      --------------
Cash Flows from Operating Activities
    Loss for the period                    $14,796              (19,678)
    Less Depreciation not requiring
      use of funds                           3,701                2,201
        Net loss on exchange transactions        -                    -
Net changes in working capital balances
  Accounts receivable                       62,553                  280
  Other Receivable                          28,743                    -
  Other Current Assets                     (47,135)                   -
  Accounts payable and accruals              2,587                    -
  Other Current Liabilities                      -                    -
  Due to government agencies                     -                    -
  Directors' services paid in shares             -                    -
                                        ----------            ---------
    Cash flows used in operating
      activities                           118,788              (17,197)
                                        ----------            ---------
Cash Flows from Financing Activities
  Advances from shareholders               (30,390)               2,894
  Share capital issued                           -                    -
                                         ---------            ---------
    Cash flows provided by (used in)
      financing activities                 (30,390)               2,894
                                         ---------            ---------
Cash Flows from Investing Activities
  Acquisition of capital assets             (1,461)                   -
  Note payable for purchase of sub        (310,695)                   -
  Purchase effects of subsidiary                 -                    -
  Cash from acquisition of subsidiary            -                    -
                                         ---------            ---------
     Cash flows provided by (used in)
       Investing activities               (312,156)                   -
Net (Decrease) Increase in Cash and
 Cash Equivalents                         (223,758)             (14,303)
Cash and Cash Equivalents at
 Beginning of Period                       579,464               81,077
                                         ---------            ---------
Cash and Cash Equivalents at
  end of Period                          $ 355,706            $  66,774
                                         =========            =========
Represented by:
  Cash                                   $ 355,706            $  66,774
                                         =========            =========

See accompanying notes

                      Globalink, Ltd. and Subsidiary
                      Notes to Financial Statements
      For The Period from January 1, 2009 through September 30, 2009
                       (Expressed in U.S. Dollars)

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

2.  Accounting Policies

The financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America and reflect the following policies:

   a)   Translation of foreign currencies
Monetary assets and liabilities in foreign currencies are translated into United States dollars at the prevailing year-end exchange rates. Revenue and expense items are translated at the average rates in effect during the month of transaction. Resulting exchange gains and losses on transactions are included in the determination of earnings for the
year.   The exchange loss for this period from January 1 to December
31, 2008 is $151.

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

                     Globalink, Ltd. and Subsidiary
                      Notes to Financial Statements
       For The Period from January 1, 2009 through September 30, 2009
                       (Expressed in U.S. Dollars)

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

   e)   Income taxes
The Company utilizes the asset and liability method for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The company provides a valuation allowance on net deferred tax assets when it is more likely than not that such assets will be realized. Currently the Company does not have any proven periods of profitability. With the purchase of OneWorld Hotel Destination Services, Inc., the Company has projected profitability in the following years. When this profitability is realized, the Company will enact Statements of Financial Accounting Standards regarding Accounting for Income Taxes.

   f)   Basic and diluted loss per share
Basic loss per common share is based upon the net loss for the year divided by the weighted average number of common shares outstanding during the year. Such effect was not dilutive in any of the years presented.

   g)   Revenue recognition
Revenue is recorded when the corresponding expense can be recognized. Due to this matching principle, revenue is reported by the net proceeds of the services performed as required by EIFT 99-19.

   h)   Accounts receivable
Trade receivables are carried at original invoice amount. Accounts receivable are written off to bad debt expense using the direct write-off method. Receivables past due for more than 120 days are considered delinquent. Management determines uncollectible accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions and by using historical experience applied to an aging of accounts. Recoveries of trade receivables previously written off are recorded when received.

                      Globalink, Ltd. and Subsidiary
                      Notes to Financial Statements
        For The Period from January 1, 2009 through June 30, 2009
                       (Expressed in U.S. Dollars)

3.  Restated statements

The financial statements have been revised due to management's determination that the merger of the Company with OneWord Hotel Destination Services, Inc. which was originally shown without the creation of Goodwill was incorrect. The statements have been revised for the creation of Goodwill. All statement since October 31, 2008, date of merger, have been revised for this correction. The quarterly statements have been restated up to and including June 30, 2009.

The following table represents the effects of the restated statements as of December 31, 2008:

                                       Restated          Original
                                          2008             2008
                                       --------          --------
Sales                                   247,685           247,685
Loss                                   (106,831)          (72,291)
Common Stock                              4,957             4,957
Paid in Surplus                         403,243           128,794
Retained Deficit                       (267,787)         (267,787)
Earnings Per Share                      (0.0046)          (0.0031)

4.  Fixed assets

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

6.  Operating Leases

The Company leases its administrative offices for US$938 per month. The lease expires in May 2011. The operating lease expense for the year ended December 31, 2008 was $1,876. Future minimum lease payments are as follows:

Fiscal year ending June 30,
   2009    $  11,256
   2010       11,256
   2011       11,256
           ---------
           $  33,768

The Company leases a motor vehicle under an operating lease for a term of 48 months from June 21, 2005 at a monthly payment of US$537 excluding taxes. Future minimum payments are as follows:

      Fiscal year ending June 30, 2009         $6,450

7.  Supplemental information - consolidated statements

                               One World     Globalink
                                 9/30/09      9/30/09     Eliminations    Consolidated
                                --------     --------     ------------    ------------
ASSETS
  Current Assets:
    Cash                        $ 333,323     $  22,383            -       $355,706
    Accounts receivable            46,852             -            -         46,852
    Other receivable              310,695             -     (310,695)             -
    Investment in subsidiary            -       383,020     (383,202)             -
    Other current assets           69,518             -            -         69,518
                                ---------     ---------    ---------      ---------
  Total current assets            760,388       405,403     (693,715)       472,076

  Fixed assets, net
    Of accumulated depreciation     7,499         8,170            -         15,669
Goodwill                                -       274,449            -        274,449
                                ---------     ---------    ---------      ---------
TOTAL ASSETS                    $ 767,887     $ 688,022    $(693,715)     $ 762,194
                                =========     =========    =========      =========
LIABILITIES AND SHAREHOLDERS EQUITY
  Current Liabilities
    Accounts payable            $ 358,873     $  32,490    $       -      $ 391,363
    Notes payable                       -       469,800     (310,695)       159,105
    Other current liabilities      25,994        30,523            -         56,517
                                ---------     ---------    ---------      ---------
  Total current liabilities       384,867       532,813     (310,695)       606,985


                      Globalink, Ltd. and Subsidiary
                      Notes to Financial Statements
        For The Period from January 1, 2009 through September 30, 2009
                       (Expressed in U.S. Dollars)

  Shareholders Equity
    Common stock                   16,400         4,957      (16,400)         4,957
    Paid in surplus                     -       403,243            -        403,243
    Retained earnings/(deficit)   366,620      (252,991)    (366,620)      (252,991)
                                ---------      ---------    --------      ---------

  Total shareholders equity       353,869      (155,209)    (383,020)       155,209
                                ---------      ---------    --------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS
  EQUITY                        $ 745,828     $ 688,022    $(693,715)     $ 762,194
                                =========     =========    =========      =========

                                     January through September 30, 2009
                               One World**    Global     Eliminations     Consolidated
Revenue:                         195,426        41,044        (41,044)      195,426

Expenses:
  Wages and salaries             134,485             -              -       134,485
  Subsidiary expenses                  -             -              -             -
  Other administrative expenses   41,818        26,752              -        68,570
                                --------      --------       --------     ---------
Total expenses                   176,303        26,752              -       203,055
                                --------      --------       --------     ---------
Income/(loss) from operations     19,123        14,292        (41,044)       (7,629)
Other income/(expenses)           21,921           504              -        22,425
                                --------      --------       --------     ---------
Income before income taxes        41,044        14,796        (41,044)       14,796
Income taxes                           -             -              -             -
                                --------      --------       --------     ---------
Net income/(loss)               $ 41,044      $ 14,796       $(41,044)    $  14,796
                                ========      ========       ========     =========

**The OneWorld income includes the amounts since acquisition November 1, 2008 through December 31, 2008.

8.  Business Combination

Effective October 31, 2008, the Company issued 2,000,000 shares of common stock and a notes payable to acquire all of the outstanding stock of OneWorld Hotel Destination Services, Inc. The purchase is being accounted for as an acquisition as required by SFAS No. 141. The Company did not issue a significant amount of its stock to acquire the OneWorld and therefore it is not considered a reverse acquisition under SFAS No. 141. Although OneWorld Hotel Destination Services, Inc. operations are significantly greater, GlobaLink is considered the predecessor company due to the fact that a majority of Globalink's shareholders own a majority of the outstanding shares. Goodwill has been recorded and listed as another asset. The purchase is being reported and operating as a wholly owned subsidiary of the parent company.

                      Globalink, Ltd. and Subsidiary
                      Notes to Financial Statements
        For The Period from January 1, 2009 through September 30, 2009
                       (Expressed in U.S. Dollars)

                                  OneWorld   Globalink
                                  10/31/08   10/31/08     Eliminations    Consolidated
                                  --------   --------     ------------    ------------
ASSETS
  Current Assets:
    Cash                          $ 623,005     $  66,080            -       $689,085
    Accounts receivable             252,698           251            -        252,949
    Investment in subsidiary              -       375,351      375,351              -
    Other current assets             17,224             -            -         17,224
                                  ---------     ---------    ---------      ---------
  Total current assets              892,927       441,682      375,351        959,258
Other Assets:
  Goodwill                                -       274,449            -        274,449
  Other                               44,536       11,020            -         55,556
                                   ---------    ---------    ---------      ---------
TOTAL ASSETS                       $ 937,463    $ 727,151    $ 375,351     $1,289,263
                                   =========    =========    =========      =========
LIABILITIES AND SHAREHOLDERS EQUITY
  Current Liabilities
    Accounts payable               $ 560,263     $  1,280    $       -     $  561,543
    Other current liabilities          1,849      500,100            -        501,949
                                   ---------    ---------    ---------      ---------
  Total current liabilities          562,112      501,380            -      1,063,492
    Shareholders Equity
    Common stock                       6,382        4,957       (6,382)         4,957
    Paid in surplus                        -      403,243            -        403,243
    Retained earnings/(deficit)      362,587     (182,429)    (362,587)      (182,429)
                                   ---------    ---------     --------      ---------
   Total shareholders equity         375,351      225,771     (375,351)       225,771
                                   ---------     ---------    ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS
  EQUITY                           $ 937,463    $ 727,151    $(375,351)    $1,289,263
                                   =========    =========    =========     ==========

                                      January through December 31, 2008
                                One World**    Global      Eliminations   Consolidated
Revenues                         $97,996    $        -     $        -     $  97,996
Expenses:
  Wages and salaries              44,386             -              -        44,386
  Other administrative expenses   28,821         8,990              -        37,811
                                --------    ----------     ----------     ---------
Total expenses                    73,207         8,990              -        82,197
                                --------    ----------     ----------     ---------
Income/(loss) from operations     24,789        (8,990)             -        15,799




                     Globalink, Ltd. and Subsidiary
                      Notes to Financial Statements
        For The Period from January 1, 2009 through September 30, 2009
                       (Expressed in U.S. Dollars)

Other income/(expenses)           (5,191)        1,088              -        (4,103)
                                --------    ----------     ----------     ---------
Income before income taxes        19,598        (7,902)             -        11,696
Income taxes                           -             -              -             -
                                --------    ----------     ----------     ---------
Net income/(loss)                19, 598     $  (7,902)   $        -      $  11,696
                                ========    ==========     ==========     =========

** OneWorld is reported for the four months ended October 31, 2008

9.  Capital Stock

Authorized
      500,000,000 Common shares with $0.0002 par value
Issued
      24,785,000 shares

The Company issued 2,625,000 shares for cash of $.0133333 per share in the amount of $35,000 and 1,125,000 shares for services at $.10 in the amount of $112,500 in 2006.

                      Globalink, Ltd. and Subsidiary
                      Notes to Financial Statements
     For The Period from January 1, 2009 through September 30, 2009
                       (Expressed in U.S. Dollars)

The Company also issued 807,000 shares at $.10 in the amount of $80,700 for cash under the filing with the Securities and Exchange Commission of the United States in 2007.

The Company split its common stock on a 5 for 1 basis on July 1, 2008.

The Company issued 2,000,000 shares to Vincent Au in exchange for 100% of his shares in One World Hotel Destination Service, Inc. on October 31, 2008.

10.  Net Revenue

The Company follows the reporting requirements of EIFT 99-19, which requires revenue to be reported net after costs. Following is the gross revenue and expenses for the nine months ending September 30, 2009 and September 30, 2008.

                                     09/30/2009     09/30/2008

Gross Revenue                         $1,863,285      $      -
Cost of Revenue                        1,620,656             -
                                      ----------      --------
Net Revenue                           $ 242,629       $      -

11.  New accounting pronouncements:

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

                      Globalink, Ltd. and Subsidiary
                      Notes to Financial Statements
        For The Period from January 1, 2009 through September 30, 2009
                       (Expressed in U.S. Dollars)

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

                      Globalink, Ltd. and Subsidiary
                      Notes to Financial Statements
      For The Period from January 1, 2009 through September 30, 2009
                       (Expressed in U.S. Dollars)

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

                      Globalink, Ltd. and Subsidiary
                      Notes to Financial Statements
        For The Period from January 1, 2009 through September 30, 2009
                       (Expressed in U.S. Dollars)

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

12.  Acquisition of OneWorld Hotel Destination Services, Inc.(OneWorld)

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

After acquisition of OneWorld on Oct 31, 2008, Globalink received significant improvement in cash position. By the end of September 30, 2009, Globalink & its subsidiary have $355,706 cash on hand.

For the nine months ended September 30, 2009, Globalink acquired capital assets of $1,461 and has a note payable for the purchase of subsidiary of $(310,695). As a result, Globalink had cash flows used in investing activities of $312,156 for the nine months ended September 30, 2009.

For the nine months ended September 30, 2008, Globalink did not pursue any investing activities.

For the nine months ended September 30, 2009, Globalink received advances from shareholders of $30,390 resulting in cash flows from financing activities of $30,390.

For the nine months ended September 30, 2008, Globalink received advances from shareholders of $2,894 resulting in cash flows from financing activities of $2,894.

Results of Operations

For the three months ended September 30, 2009, Globalink received revenues of $69,482. Expenses consisted of wages and salaries of $39,197 and other administrative expenses of $16,624. These amounts increased over 2008 due to the acquisition of OneWorld.

For the three months ended September 30, 2008, Globalink received any revenues of $836. The net loss for the period was $(6,108). The expenses of $6,944 consisted mainly of basic operating expenses and legal and accounting expenses necessary to complete filings with the Securities and Exchange Commission.

For the nine months ended September 30, 2009, Globalink received revenues of $195,426. The loss for the nine months ended September 30, 2009 was $(7,629). Expenses consisted of wages and salaries of $134,485 and other administrative expenses of $68,570. These amounts increased over 2008 due to the acquisition of OneWorld.

For the nine months ended September 30, 2008, Globalink received revenue of $836. The net loss for the period was $(19,678). The other administrative expenses of $20,514 consisted mainly of basic operating expenses and legal and accounting expenses necessary to complete filings with the Securities and Exchange Commission.

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


Off-Balance Sheet Arrangements

Globalink had no material off-balance sheet arrangements as of September
30, 2009.

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


Item 4T.  Controls and Procedures.

During the three months ended September 30, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2009. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures effective as of September 30, 2009 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated:  November 20, 2009

GLOBALINK, LTD.

By: /s/Robin Young
---------------------------
Robin Young, President and Director