Form 10-K
period 2009-12-31
GLOBALINK, LTD.
filed 2010-04-15
CIK 1361540

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the fiscal year ended 12/31/09

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

           Unit # 205 - 2806 Kingsway
            Vancouver, BC                          V5R 5T5
---------------------------------------------------
(Address of principal executive offices, Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[x] Yes  [ ] No

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

Large accelerated filer  [ ]          Accelerated filer          [ ]
Non-accelerated filer    [ ]          Smaller reporting company  [x]

Indicate by check mark whether Globalink is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The market value of the registrant's voting common stock held by non-affiliates of the registrant was approximately $242,100.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 31, 2010 was 24,785,000 shares of its common stock.

No documents are incorporated into the text by reference.

Globalink, Ltd.
Form 10-K
For the Fiscal Year Ended December 31, 2009
 Table of Contents

Part I

ITEM 1.  BUSINESS                                                   4
ITEM 1A. RISK FACTORS                                               6
ITEM 1B. UNRESOLVED STAFF COMMENTS                                  6
ITEM 2.  PROPERTIES                                                 6
ITEM 3.  LEGAL PROCEEDINGS                                          7
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        7

Part II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                      8
ITEM 6.  SELECTED FINANCIAL DATA                                    8
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                      9
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK                                                    15
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               16
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                     43
ITEM 9A. CONTROLS AND PROCEDURES                                   43
ITEM 9B.  OTHER INFORMATION                                        44

Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL
           PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH
           SECTION 16(a) OF THE EXCHANGE ACT                       45
ITEM 11.  EXECUTIVE COMPENSATION                                   47
ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDERS MATTERS             47
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
           DIRECTOR INDEPENDENCE                                   48
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES                   49
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES                  49
SIGNATURES                                                         50

PART I

ITEM 1.  BUSINESS

The registrant was incorporated in the state of Nevada on February 3, 2006. The registrant has focused its efforts in the Internet Hotel booking services business. The registrant has developed a proprietary online hotel booking program for connecting users with available rooms in hotels across the world. In order to gain the access to the hotels, the registrant acquired One World Hotel Destination Service Inc in Vancouver, B.C. Canada on October 31, 2008. One World Hotel Destination Service Inc is a hotel booking company which has established strong relationships with major hotel chains such as Radisson, Hilton and Sheraton. Its clients include travel agents in major cities such as Vancouver, Toronto, Calgary, and Montreal. The registrant intends to put the One World operations into the online platform. Presently, the registrant is focusing on the North America and China market.

Effective October 31, 2008, the registrant issued 2,000,000 shares of common stock and a notes payable to acquire all of the outstanding stock of OneWorld Hotel Destination Services, Inc.

Recession effect in travel industry in 2009(1)
-------------------------------------------
The travel industry has been negatively affected by the worldwide economic and financial crisis. The decline in the year 2008 and the first half of 2009 in international arrivals, overnighters to neighboring countries, leisure travel intentions, visitor spending, future trip planning, etc. losses ranged in the average 6% to 8% drop, and in other sectors, much more than this.

For holiday destinations, airlines, hotels, tour operators and travel agencies, travelers are becoming an increasingly indeterminable factor. Together with demographic shifts, changing lifestyles and technological progress, the recession is changing travel behavior. Last-minute bookings are at a record high. With the economic situation as it is there are huge challenges awaiting the travel industry.

Increased stability is shown across the Atlantic, with European rePAR (revenue per available room) showing signs of rebound.

Online travel spending in the first half of 2009 declined in all sectors - hotel reservations, travel packages, air travel and car rental, etc. on monthly basis. Aggregate spending, however, indicates that travel is gradually recovering.

(1) Journal of Travel Research: www.sagepub.com;
www.travelindustrywire.com; www.renardnewsletter.com;
www.globalcrisisnews.com and www.travelweekly.co.uk

Economic Crisis Affecting The Registrant
-----------------------------------
The registrant acquired 100% of OneWorld Hotel Destination Services Inc. in the last quarter of 2008.

As described above, the economic crisis affected all sectors of the travel industry in 2009. During these periods, the registrant still had not fully completed its internet website providing online booking for travel services and hence was affected to a much lesser extent.

However, our fully subsidiary, One World, has experienced a decline in the hotel room booking, airline ticket sales and tour group sales by approximately 10% for the first and second quarters of 2009. As sales stabilized on the last two quarters of 2009 and sales continued to improve, One World resulted in positive revenue for the whole year of 2009!

ADS agreement between China and Canada
--------------------------------------
"China gave Canada approved destination status, something Ottawa had been seeking for more than a decade, that will make it easier for Chinese tourists to visit Canada. That decision alone could mean more than $100 million annually in new business for Canada's ailing tourism industry and is particularly timely ahead of the 2010 Olympics in
Vancouver...... More than 134 countries already have China's approved destination status and are reaping the Chinese tourism windfall because of it. Tourism industry associations estimate that by 2020, there will be more than 100 million international Chinese tourists. Only 159,000 Chinese tourists visited Canada in 2008." David Akin, Canwest News Service on December 3, 2009.

Management believes the signing of the ADS agreement between China and Canada in December 2009 presents a growth opportunity for the registrant 2010.

During the last few months, One World had received a large number of calls from China travel agencies about the hotel reservation in Canada for the second half of 2010. This is due to One World's network with travel agencies in China and Hong Kong.

On line Web site progress
-------------------------
Management anticipates that the registrant's website will be completed in the third quarter of 2010 and will launch the website to provide the intended internet service for online booking of hotel rooms, airline tickets and tours. The year long delay in the launch of the web site is due to the recession in 2009. The registrant allocated a majority of its cash flow to maintain the daily operation of One World during the last year.

Presently, the IT technicians are working on the testing stage of the web site. A period for trial runs to ensure proper data uploading, interfacing with hotel providers, invoicing and payment systems, etc. will be required and will be closely monitored by our technicians at One World.

Currently our model of operation for travel services provided at One World has been restricted to manual operation whereby sales are
generated through manual telephone communication.   This type of
business model is out-dated, expensive, restrictive, labor intensive
and inefficient.  Sales and revenue are more or less capped.   Also,
Sales are limited by the number of products that we have available for sale. This will change once the operation is switched to provide these
services via the internet website.   Telephone communications will be
grossly reduced while sales will significantly increase as the brand name becomes more known.

Competition
-----------
Competition is inevitable in any type of industries. This is particularly so for services using the internet to convey the products
to the end users.   The online commerce market, particularly over the
Internet, is rapidly evolving and intensely competitive, and we expect that the competition will intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost. We believe while we currently may have disadvantages in this market, the growth of this market is able to allow us to take a market share if we can maintain reliable, fast response, and quality service to our customers and hotel suppliers.

We intend to use our expertise in North America and China market and the user-friendly web site to compete with the majors in this field.
We will compete on the basis of ease of use, pricing and customer preference. Our competitors are well established, substantially larger and have substantially greater market recognition, greater resources and broader capabilities than we have. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by the registrant may have a material adverse effect on our business, prospects, financial condition and results of operations.


ITEM 1A.  RISK FACTORS

Not applicable to smaller reporting companies.


ITEM 1B.  UNRESOLVED STAFF COMMENTS

The registrant has unresolved staff comments regarding the financial treatment of the acquisition of One World disclosed in its Form 10-K for the year ended December 31, 2008. The registrant has restated its financials in response to the unresolved staff comments.


ITEM 2.  PROPERTIES

Our offices consist approximately 1,200 square feet and are located at Unit #205-2806 Kingsway, Vancouver, BCD V5R 5T5.

The registrant leases its administrative offices for $US938 per month. The lease expires in May 2011. The operating lease expense for the year ended December 31, 2009 was $1,876. Future minimum lease payments are as follows:

Fiscal year
Ended December 31,
  2010   11,256
  2011   11,256
         ------
         22,512
         ======


ITEM 3.   LEGAL PROCEEDINGS.

The registrant is aware of no pending or threatened litigation.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended December 31, 2009, no matters were submitted to a vote of Globalink's security holders, through the solicitation of proxies.

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
        Quarter  Ended                 High Bid             Low Bid
             3/31/08                     .24                   .10
             6/30/08                     .50                   .11
             9/30/08                     .11                   .05
            12/31/08                     .16                   .05
             3/31/09                     .10                   .02
             6/30/09                     .05                   .05
             9/30/09                     .05                   .05
            12/31/09                     .06                   .05

b) Holders. At March 31, 2010, there were approximately 62 shareholders of the registrant.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The registrant has restated its previously financial statements of 2008 and the three quarters of 2009. The financial statements have been revised due to the merger of the registrant with One World which was originally shown without the creation of Goodwill was incorrect. In addition One World has been changed to the predecessor company. The statements have been revised for the creation of Goodwill. All statements since October 31, 2008, date of merger, have been revised for this correction. The quarterly statements have been restated up to and including September 2009.

The adjustments were necessary to properly reflect and meet the requirement of SEC.

Trends and Uncertainties
------------------------
During 2008, we started generating revenue upon completion of the acquisition of OneWorld Hotel Destination Services, Inc. We acquired all of the common shares of OneWorld for 2,000,000 common shares and a promissory note. In addition, we are seeking to expand our revenue base by adding new customers and increasing our marketing and advertising.

Due to the recession in 2009, the registrant halted the plan to raise extra capital which is for the completion of the online hotel room reservation web site and the expansion of the Hotel booking business. The registrant decided to allocate the majority cash flow to maintain the operation of One World because of the recession in 2009. The officers and directors also agreed not to receive cash compensation for their management work in the regsitrant including the continuation of the development of the website in-house by the directors, the defraying of marketing, promotion and travel.

While the economy is gradually recovering today, One World currently generates sufficient cash flow to maintain its own daily operation. However, in order to realize effective marketing and promotion, the registrant will need to raise the addition capital through the sale of capital stock in the future. The use of funds would be rationed for marketing and promotion purposes, expansion of the OneWorld operation and working capital needs.

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

   - Our ability to attract hotel suppliers to provide their hotel rooms in our web site.
   - Our ability to hire and train qualified personnel.
   - Our ability to resolve any technical difficulties and system downtime or Internet disconnection.
- Governmental regulations on use of Internet as a tool to conduct business transaction.
- Change of customer's acceptance to use Internet to book hotel rooms.

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

Capital and Source of Liquidity.

     Globalink, Ltd.
Prior to the acquisition of OneWorld, all of Globalink's operating capital has either been advanced by current shareholders or from proceeds for the issuance on common shares.

For the year ended December 31, 2009, Globalink received advances from shareholders of $19,136. As a result, Globalink had net cash from financing activities of $19,136 for the year ended December 31, 2008.

For the year ended December 31, 2009, Globalink paid $310,695 on a note payable for the purchase of OneWorld. As a result, the registrant had cash flows used in investing activities of $310,695 for the year ended December 31, 2008.

For the year ended December 31, 2008, Globalink received advances from shareholders of $3,092. As a result, Globalink had net cash from financing activities of $3,092 for the year ended December 31, 2008.

For the year ended December 31, 2008, Globalink acquired capital assets of $7,865 and issued a note payable for the purchase of OneWorld for $469,800 and had purchase effects of the subsidiary of $27,575. As a result, the registrant had cash flows from investing activities of $434,360 for the year ended December 31, 2008.

     OneWorld Hotel Destination Services, Inc.
For the four months ended October 31, 2008, OneWorld repaid $88,234 of its advances from shareholders and paid a cash dividend of $28,108. As a result, OneWorld had cash flows used in financing activities of $116,342 for the three months ended October 31, 2008.

For the four months ended October 31, 2008, OneWorld sold capital assets of $1,365 resulting in cash flows from investing activities of $1,365.

For the twelve months ended June 30, 2008, OneWorld had an increase in advances from shareholders of $55,058 and paid a cash dividend of $9,834 resulting in cash flows from financing activities of $45,224.

For the twelve months ended June 30, 2008, OneWorld purchased capital assets of $2,941 resulting in cash flows used in investing activities of $2,941.

For the twelve months ended June 30, 2007, OneWorld repaid advances from shareholders of $9,262 resulting in cash flows used in financing activities of $9,262.

For the twelve months ended June 30, 2007, OneWorld purchased capital assets of $3,128 resulting in cash flows used in financing activities of $3,128.

Results of Operations

     Globalink, Ltd.
For the year ended December 31, 2009, Globalink revenues of $305,404. The net income for the year ended December 31, 2009 is $59,560.
Expenses consisted of wages and salaries of $138,287 and other administrative expenses of $193,746. These amounts decreased over 2008 mainly due to the decrease in expenses from OneWorld.

For the year ended December 31, 2008, Globalink revenues of $245,255 with cost of sales of $225,790 resulting in gross margin of $19,465. The net loss for the year ended December 31, 2008 is $72,291. Expenses consisted of wages and salaries of $26,290, exchange losses of $33,375 and other administrative expenses of $36,111. These amounts increased over 2007 due to the acquisition of OneWorld.

     OneWorld Hotel Destination Services, Inc.
For the four months ended October 31, 2008, OneWorld received revenue of $97,996. For the four months ended October 31, 2008, OneWorld incurred expenses of $73,207. These expenses consisted of wages and salaries of $44,366 and other administrative expenses of $28,821. Net income for the period was $19,598.

For the twelve months ended June 30, 2008, OneWorld received revenue of $311,342. For the twelve months ended June 30, 2008, OneWorld incurred expenses of $311,992. These expenses consisted of wages and salaries of $162,982 and other administrative expenses of $149,101. Other income received was $137,572. Net income for the period was $119,371.

Comparatively, for the twelve months ended June 30, 2007, OneWorld received revenue of $283,551. For the twelve months ended June 30, 2007, OneWorld incurred expenses of $249,606. These expenses consisted of wages and salaries of $133,233 and other administrative expenses of $116,373. Other income received was $51,006. Net income for the period was $94,951.

Wages and salaries increased from June 30, 2007 to June 30, 2008 due to increased operations. Other administrative expenses decreased from June 30, 2007 to June 30, 2008 due to management's efforts to limit its expenses. Other income increased from $51,006 in 2007 to $137,572 due to increased operations.

We are currently working on the hotel booking website. The initial structure and preliminary functions are done. More work will be required before the site can be used and tested. Actual hotel listings will need to be incorporated.

Management expects sales and gross revenue will grow significantly over the current year volume after the web site is launched. We anticipate that it will not be a straight-line growth pattern but an exponential increase. This anticipation can be realized if we spend the necessary funds in promotion through internet advertising, radio and television clicks and news media advertising. On the whole, the more we direct funds into promotion, the bigger the increase in sales as a return.

In order to achieve our goal, the registrant may seek additional funds. The funds distribution to various sectors will depend on the actual funds raised and on the time needed to raise such sums. The larger portion of the raised funds will be allocated towards marketing and promotion.

Although there are signs of gradual stability, management believes that the affects of the recent economic crisis is a long ways from being
over.   However, our One World operation has been well-established over the past ten years that we are capable of continuously sustain our
existence during the current crisis.   We will survive under future
crisis by maintaining a skeleton staff, reduce promotion and advertising to a bare minimum and management officers providing services temporarily en gratis.

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of December 31, 2009.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No.
51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The registrant adopted this Statement beginning March 1, 2009. It is not believed that this will have an impact on the registrant's consolidated financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The registrant adopted this statement March 1, 2009, and it is not believed that this will have an impact on the registrant's consolidated financial position, results of operations or cash flows.


ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The registrant does not have any significant market risk exposures.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


GLOBALINK LTD.
Index to
Financial Statements

                                                              Page
                                                           ----------

Report of Independent Registered Public Accounting Firm           17
Balance Sheet
 December 31, 2009, 2008 and OneWorld October 31, 2008,
   June 30, 2008 and June 30, 2007                                18
Statements of Operations for the years ended
 December 31, 2009, 2008 and OneWorld October 31, 2008,
   June 30, 2008 and June 30, 2007                                22
Statement of Stockholders' Deficit
 for the year ended December 31, 2009                             24
Statements of Cash Flows for the years ended
 December 31, 2009, 2008, OneWorld October 31, 2008,
  June 30, 2008 and June 30, 2007                                 26
Notes to Financial Statements
  December 31, 2009                                               30

            [Letterhead of Thomas J. Harris, CPA]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
GLOBALINK, LTD.
Vancouver, B. C., Canada

We have audited the balance sheets of GLOBALINK, LTD. AND SUBSIDIARY, as at DECEMBER 31, 2009 and 2008 the statements of earnings and deficit, stockholders' deficiency and cash flows for the periods then ended and the balance sheets of OneWorld Hotel Destination Service, Inc. at October 31, 2008, June 30, 2008 and 2007, and the statements of earnings and deficit, stockholders' deficiency and cash flows for the periods then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GLOBALINK LTD. AND SUBSIDIARY, as of December 31, 2009 and OneWorld Hotel Destination Service, Inc. as of October 31, 2008, June 30, 2008 and 2007 and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles accepted in the United States of America.

/s/Thomas J. Harris, CPA
---------------------------
Thomas J Harris, CPA
April 2, 2010

Globalink, Ltd. and Subsidiary
Consolidated Balance Sheet
December 31, 2009, 2008 and OneWorld October 31, 2008,
June 30, 2008 and June 30, 2007
(Expressed in U.S. Dollars)


                                                       2009        2008**
ASSETS                                                 ----        ----
Current assets:
  Cash                                             $  288,978  $  579,464
  Term deposit                                             -            -
  Accounts receivable trade                           149,000     109,406
  Other Receivable                                     61,798      28,743
  Other Current Assets                                  7,857      22,383
                                                   ----------  ----------
    Total current assets                              507,633     739,995
                                                   ----------  ----------
Fixed assets, net of accumulated
  depreciation                                         13,820      17,909
                                                   ----------  ----------
Goodwill                                              274,449     274,449
                                                   ----------  ----------
TOTAL ASSETS                                       $  795,902  $1,032,353
                                                   ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrual                     $  387,298   $ 338,776
  Notes payable OneWorld Acquisition                  159,105     469,800
  Dividends payable                                         -           -
  Other current liabilities                                 -       2,974
                                                   ----------  ----------
    Total current liabilities                         546,403     861,550
                                                   ----------  ----------
OTHER LIABILITIES:
  Advances from Shareholders                           49,526      30,390
                                                   ----------  ----------
    Total other liabilities                            49,526      30,390
                                                   ----------  ----------
TOTAL LIABILITIES                                     595,929     891,940
                                                   ----------  ----------
STOCKHOLDERS' EQUITY:
  Common stock, $.0002 par value,
   500,000,000 shares authorized and
   24,785,000 shares issue and
     outstanding                                        4,957       4,957
  Common Stock authorized, issued
   and outstanding 1,000,000 shares
  Preferred Stock authorized, issued
   and outstanding 1,000,000 shares                         -           -
  Paid-in Surplus                                     403,243     403,243


Retained earnings                                    (208,227)   (267,787)
                                                   ----------  ----------
    Total Stockholders' Equity                        199,973     140,413
                                                   ----------  ----------
TOTAL LIABILITIES & STOCKHOLDERS'
  EQUITY                                           $  795,902  $1,032,353
                                                   ==========  ==========

      The accompanying notes are an integral part of these statements.

Globalink, Ltd. and Subsidiary
Consolidated Balance Sheet
December 31, 2009, 2008 and OneWorld October 31, 2008,
June 30, 2008 and June 30, 2007
(Expressed in U.S. Dollars)
CONTINUED

                                             OneWorld Hotel Destination Services, Inc.
                                             -----------------------------------------
                                                 10/31/08      06/30/08     06/30/07
ASSETS                                           --------      --------     --------
Current assets:
  Cash                                         $  609,764    $  835,316   $  759,513
  Term deposit                                     13,240        15,690       14,076
  Accounts receivable trade                       252,698       148,185      261,884
  Other Receivable                                 24,981             -        2,806
  Other Current Assets                             17,223        15,642       19,329
                                               ----------    ----------   ----------
    Total current assets                          928,906     1,014,833    1,057,607
                                               ----------    ----------   ----------
Fixed assets, net of accumulated
  depreciation                                      8,555         9,192        9,596
                                               ----------    ----------   ----------
Goodwill                                                -             -            -
                                               ----------    ----------   ----------
TOTAL ASSETS                                   $  937,461    $1,024,025   $1,067,203
                                               ==========    ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrual                 $  560,262    $  553,761   $  756,468
  Notes payable OneWorld Acquisition                    -             -            -
  Dividends payable                                     -        19,668            -
  Other current liabilities                         1,848         3,307        5,568
                                               ----------    ----------   ----------
    Total current liabilities                     562,110       576,736      762,036
                                               ----------    ----------   ----------
OTHER LIABILITIES:
  Advances from Shareholders                            -        52,253            -
                                               ----------    ----------   ----------
    Total other liabilities                             -        52,253            -
                                               ----------    ----------   ----------
TOTAL LIABILITIES                                 562,110       628,989      762,036
                                               ----------    ----------   ----------
STOCKHOLDERS' EQUITY:
  Common stock, $.0002 par value,
   500,000,000 shares authorized and
   24,785,000 shares issue and
     outstanding                                        -             -            -
  Common Stock authorized, issued
   and outstanding 1,000,000 shares                 6,362         6,362        6,362
  Preferred Stock authorized, issued
   and outstanding 1,000,000 shares                 6,362         6,362        6,362
  Paid-in Surplus                                       -             -            -


Retained earnings                                 362,587       382,272      292,403
                                               ----------    ----------   ----------
    Total Stockholders' Equity                    375,351       395,036      305,167
                                               ----------    ----------   ----------
TOTAL LIABILITIES & STOCKHOLDERS'
  EQUITY                                       $  937,461    $1,024,025   $1,067,203
                                               ==========    ==========   ==========

      The accompanying notes are an integral part of these statements.

                      GLOBALINK, LTD. and Subsidiary
                   Consolidated Statement of Operations
              December 31, 2009, 2008 and OneWorld October 31, 2008,
                      June 30, 2008 and June 30, 2007
 (Expressed in U.S. Dollars)


                                       For twelve months        For twelve months
                                             ended                    ended
                                           12/31/09                 12/31/08
                                         ------------             -------------
Revenue                                   $ 305,404                 $  38,768
Expenses
  Wages & salaries                          136,287                    26,290
  Expenses from subsidiary                        -                    67,915
  Other administrative expenses             193,746                    34,521
                                          ---------                 ---------
                                            332,033                   128,726
                                          ---------                 ---------
Income (deficit) from operations            (26,629)                  (89,958)
                                          ---------                 ---------
Other income and expenses                    89,189                   (16,873)
                                          ---------                 ---------
Income before income taxes                   59,560                  (106,831)
  Income tax                                      -                         -
                                          ---------                 ---------
Income for the period                     $  59,500                 $(106,831)
                                          =========                 =========
Basic and Diluted Loss
  per Share                                  0.0024                   (0.0046)
                                          =========                 =========
Weighted Number of
  Common Shares                          24,785,000                23,451,667
                                         ----------                ----------

**The December 31, 2008 income includes the two months operations of OneWorld Hotel Destinations, Inc.

The accompanying notes are an integral part of these statements.

                      GLOBALINK, LTD. and Subsidiary
                   Consolidated Statement of Operations
                For the year ended December 31, 2009, 2008
       and OneWorld October 31, 2008, June 30, 2008 and June 30, 2007
 (Expressed in U.S. Dollars)
CONTINUED

                                   OneWorld Hotel Destination Services, Inc.
                                  -----------------------------------------
                                    For four    For twelve   For twelve
                                     Months ended Months ended Months ended
                                    10/31/08      06/30/08     06/30/07
                                  ------------ ------------ ------------
Revenue                            $   97,996    $ 311,342    $ 283,551
Expenses
  Wages & salaries                     44,386      162,982      133,233
  Expenses from subsidiary                  -            -            -
  Other administrative expenses        28,821      149,010      116,373
                                   ----------   ----------   ----------
                                       73,207      311,992      249,606
                                   ----------   ----------   ----------
Income (deficit) from operations       24,789         (650)      33,945
                                   ----------   ----------   ----------
Other income and expenses              (5,191)     137,572       51,006
                                   ----------   ----------   ----------
Income before income taxes             19,598      136,922       84,951
  Income tax                                -       17,551       14,208
                                   ----------   ----------   ----------
Income for the period              $   19,598   $  119,371   $   70,743
                                   ==========   ==========   ==========
Basic and Diluted Loss
  per Share                            0.0196       0.1194       0.0707
                                   ==========   ==========   ==========
Weighted Number of
  Common Shares                     1,000,000    1,000,000    1,000,000
                                    ----------  ----------   ----------

**The December 31, 2008 income includes the two months operations of OneWorld Hotel Destinations, Inc.

The accompanying notes are an integral part of these statements.

                        GLOBALINK, LTD. and Subsidiary
               Consolidated Statement of Stockholders' Equity (Deficit)
                   For The Years Ended December 31, 2009
                       (Expressed in U.S. Dollars)

                                        Number of   Common    Preferred   Paid In
                                         shares      Stock      Stock     Surplus
                                        ---------  -------   ----------   -------
Balance - June 30, 2006                 2,000,000  $  6,382   $  6,382    $     -
Net Income 2007                                 -         -          -          -
                                        -----------------------------------------
Balance at June 30, 2007                2,000,000     6,382      6,382          -
Dividends paid                                  -         -          -          -
Net income 2008                                 -         -          -          -
                                       ------------------------------------------
Balance at June 30, 2008                2,000,000     6,382      6,382          -
Effects of merger                               -         -          -          -
Net income July 1, 2008 through
  October 31, 2008                              -         -          -          -
                                       ------------------------------------------
Balance at October 31, 2008             2,000,000  $  6,382   $  6,382   $      -
                                       ==========================================
Globalink, Ltd. and Subsidiary
Effect of 5 for 1 stock split and
  Reduction of par value to .0002      22,785,000      4,557         -    223,643
Shares issued in acquisition of
  OneWorld Hotel Destination Services,
  Inc.                                  2,000,000        400         -    179,600
Net Loss for the year ended
  December 31, 2008                             -          -         -          -
                                       ------------------------------------------
Balance at December 31, 2008           24,785,000      4,957         -    403,243
Net Income for the year ended
  December 31, 2009                             -          -         -          -
                                       ------------------------------------------
Balance at October 31, 2009            24,785,000   $  4,957   $ 6,382    403,243
                                       ==========================================



The accompanying notes are an integral part of these statements.

                        GLOBALINK, LTD. and Subsidiary
               Consolidated Statement of Stockholders' Equity (Deficit)
                   For The Years Ended December 31, 2009
                       (Expressed in U.S. Dollars)
CONTINUED

                                                               Total
                                             Retained       Stockholders'
                                             Earnings          Equity
                                             --------       -------------
Balance - June 30, 2006                     $ 221,660         $ 234,424
Net Income 2007                                70,743            70,743
                                            ---------------------------
Balance at June 30, 2007                      282,403           305,167
Dividends paid                                (29,502)          (29,502)
Net income 2008                               119,371           118,371
                                            ---------------------------
Balance at June 30, 2008                      382,272           395,036
Effects of merger                             (39,283)          (39,283)
Net income July 1, 2008 through
  October 31, 2008                             19,598            19,598
                                            ---------------------------
Balance at October 31, 2008                 $ 362,587         $ 375,351
                                            ===========================
Globalink, Ltd. and Subsidiary
Effect of 5 for 1 stock split and
  Reduction of par value to .0002            (160,956)           67,244
Shares issued in acquisition of
  OneWorld Hotel Destination Services,
  Inc.                                              -           180,000
Net Loss for the year ended
  December 31, 2008                          (106,831)         (106,831)
                                            ---------------------------
Balance at December 31, 2008                 (267,787)          140,413
Net Income for the year ended
  December 31, 2009                            59,560            59,560
                                            ---------------------------
Balance at December 31, 2009                 (208,227)          199,973
                                            ===========================

The accompanying notes are an integral part of these statements.

                     GLOBALINK, LTD. and Subsidiary
                   Consolidated Statement of Cash Flows
                For the year ended December 31, 2009, 2008
       and OneWorld October 31, 2008, June 30, 2008 and June 30, 2007
                        (Expressed in U.S. Dollars)


                                             For Year       For Year
                                              ended          ended
                                             12/31/09       12/31/08
                                             --------       --------
Cash Flows from Operating Activities
  Profit(loss) for the period                $  59,560     $(106,831)
   Less Depreciation not requiring
     Use of funds                                4,089         3,421
   Net loss on exchange
     transactions                                            (16,872)
   Income taxes (paid)/refunded                      -             -
Net changes in working capital balances
  (Increase)/decrease accounts
    receivable                                 (39,594)     (109,406)
  Other Receivable                             (33,055)      (28,743)
  (Increase)/decrease in other
    current assets                              14,526       (22,383)
  Increase/(decrease) in accounts
    payable and accruals                        (4,453)      341,749
  (Due to)/refunded government
    agencies                                         -             -
  Directors' services paid in shares                 -             -
                                             ---------     ---------
  Cash flows provided/(used) in
    operating activities                         1,073        60,935
                                             ---------     ---------
Cash Flows from Financing Activities
  Increase/(decrease) in advances
    from shareholders                           19,136         3,092
  Cash dividend                                      -             -
  Share capital issued                               -             -
                                             ---------     ---------
  Cash flows from financing
    activities                                  19,136         3,092
                                             ---------     ---------
Cash Flows from Investing Activities
  Acquisition of capital assets                      -        (7,865)
  Note payable for purchase of sub            (310,695)      469,800
  Purchase effects of subsidiary                     -       (27,575)
  Cash from acquisition of
    Subsidiary                                       -             -
                                             ---------     ---------
  Cash flows from (used in)
    Investing activities                      (310,695)      434,360
                                             ---------     ---------
Net (Decrease) Increase in Cash
  And Cash Equivalents                        (290,486)      498,387


Cash and Cash Equivalents at
  Beginning of Period                          579,464        81,077
                                             ---------     ---------
Cash and Cash Equivalents at
  End of Period                              $ 288,978     $ 579,464
                                             =========     =========
Represented by:
  Cash                                         288,978       579,464
  Term                                               -             -
                                             ---------     ---------
                                             $ 288,978     $ 579,464
                                             =========     =========

The accompanying notes are an integral part of these statements.

                     GLOBALINK, LTD. and Subsidiary
                   Consolidated Statement of Cash Flows
                For the year ended December 31, 2009, 2008
       and OneWorld October 31, 2008, June 30, 2008 and June 30, 2007
                        (Expressed in U.S. Dollars)

                                    OneWorld Hotel Destination Services, Inc.
                                    -----------------------------------------
                                       For four    For twelve   For twelve
                                        Months ended Months ended Months ended
                                       10/31/08      06/30/08     06/30/07
                                     ------------ ------------ ------------
Cash Flows from Operating Activities
  Profit(loss) for the period         $  19,598    $ 119,371    $  70,743
   Less Depreciation not requiring
     Use of funds                         2,002        3,344        2,615
   Net loss on exchange
     transactions                       (42,367)           -       (4,437)
   Income taxes (paid)/refunded               -        8,179       (8,370)
Net changes in working capital balances
  (Increase)/decrease accounts
    receivable                         (104,513)     113,699     (105,170)
  Other Receivable                            -            -            -
  (Increase)/decrease in other
    current assets                        3,905       (2,877)      (1,063)
  Increase/(decrease) in accounts
    payable and accruals                  6,502     (202,707)     364,243
  (Due to)/refunded government
    agencies                              1,848       (3,875)       4,092
  Directors' services paid in shares          -            -            -
                                      ---------    ---------    ---------
  Cash flows provided/(used) in
    operating activities               (113,025)      35,134      322,653
                                      ---------    ---------    ---------
Cash Flows from Financing Activities
  Increase/(decrease) in advances
    from shareholders                   (88,234)      55,058       (9,282)
  Cash dividend                         (28,108)      (9,834)           -
  Share capital issued                        -            -            -
                                      ---------    ---------    ---------
  Cash flows from financing
    activities                         (116,342)      45,224       (9,282)
                                      ---------    ---------    ---------
Cash Flows from Investing Activities
  Acquisition of capital assets           1,365       (2,941)      (3,128)
  Note payable for purchase of sub            -            -            -
  Purchase effects of subsidiary              -            -            -
  Cash from acquisition of
    Subsidiary                                -            -            -
                                      ---------    ---------    ---------
  Cash flows from (used in)
    Investing activities                  1,365       (2,941)      (3,128)
                                      ---------    ---------    ---------
Net (Decrease) Increase in Cash
  And Cash Equivalents                 (228,002)      77,417      310,243


Cash and Cash Equivalents at
  Beginning of Period                   851,006      773,589      463,346
                                      ---------    ---------    ---------
Cash and Cash Equivalents at
  End of Period                       $ 623,004    $ 851,006    $ 773,589
                                      =========    =========    =========
Represented by:
  Cash                                  609,764      835,316      759,513
  Term                                   13,240       15,690       14,076
                                      ---------    ---------    ---------
                                      $ 623,004    $ 851,006    $ 773,589
                                      =========    =========    =========

The accompanying notes are an integral part of these statements.

                    GLOBALINK LTD. and Subsidiary
                    Notes to Financial Statements
                           December 31, 2009
                      (Expressed in U.S. Dollars)

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

2.  Accounting Policies

The financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America and reflect the following policies:

a)   Translation of foreign currencies
Monetary assets and liabilities in foreign currencies are translated into United States dollars at the prevailing year-end exchange rates. Revenue and expense items are translated at the average rates in effect during the month of transaction. Resulting exchange gains and losses on transactions are included in the determination of earnings for the year. The exchange loss for this period from January 1 to December 31, 2008 is $151 and $86,189 for the year ended December 31, 2009.

b)  Financial instruments
The company's financial instruments consist of accounts receivable, accounts payable, directors' fees payable and advances from shareholders. It is management's opinion that the company is not exposed to significant interest rate risk arising from these financial instruments and that their carrying values approximate their fair values.

                    GLOBALINK LTD. and Subsidiary
                    Notes to Financial Statements
                           December 31, 2009
                    (Expressed in U.S. Dollars)

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

e)  Income taxes
The company utilizes the asset and liability method for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The company provides a valuation allowance on net deferred tax assets when it is more likely than not that such assets will be realized. Currently the Company does not have any proven periods of profitability. With the purchase of OneWorld Hotel Destination Services, Inc., the Company has projected profitability in the following years. When this profitability is realized the company will enact Statements of Financial Accounting Standards regarding Accounting for Income Taxes.

The Company has not recognized any income tax expense.

f)  Basic and diluted loss per share
Basic loss per common share is based upon the net loss for the year divided by the weighted average number of common shares outstanding during the year. Such effect was not dilutive in any of the years presented.

g)  Revenue recognition
Revenue is recorded when the corresponding expense can be recognized. Due to this matching principle revenue is reported by the net proceeds of the services performed as required by EIFT 99-19.

                    GLOBALINK LTD. and Subsidiary
                    Notes to Financial Statements
                         December 31, 2009
                    (Expressed in U.S. Dollars)

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

3.  Restated statements

The financial statements have been revised due to management's determination that the merger of the Company with OneWorld Hotel Destination Services, Inc. which was originally shown without the creation of Goodwill was incorrect. In addition OnewWorld has been changed to the predecessor company. The statements have been revised for the creation of Goodwill. All statements since October 31, 2008, date of merger, have been revised for this correction. The quarterly statements have been restated up to and including September 30, 2009.

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

                    GLOBALINK LTD. and Subsidiary
                    Notes to Financial Statements
                         December 31, 2009
                    (Expressed in U.S. Dollars)

5.  Advances from Shareholders

Advances from shareholders are for the reimbursement of expenses incurred on behalf of the company by the three principal shareholders and they bear no interest due. These notes are short term advances which are paid generally within one year. The balance at December 31, 2008 is $30,390 and $49,526 at December 31, 2009.

6.   Federal income tax

We follow Statements of Financial Accounting Standards regarding Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

                                                       12/31/2009
Refundable Federal income tax attributable to:
Current operations 						   $20,250
Less, Nondeductible expenses					       -0-
  -Less, Change in valuation allowance                   (20,250)
Net refundable amount 					    	       -0-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                        12/31/2008
Deferred tax asset attributable to:
 Net operating loss carryover					    $70,797
Less, Valuation allowance 					    (70,797)
 Net deferred tax asset						        -0-

At December 31, 2009, an unused net operating loss carryover approximating $208,227 is available to offset future taxable income; it expires beginning in 2018. Due to the change of control of the Company, the use of the net operating loss may be limited in the future.

                    GLOBALINK LTD. and Subsidiary
                    Notes to Financial Statements
                          December 31, 2009
                    (Expressed in U.S. Dollars)

7.  Operating Leases

The Company leases its administrative offices for US$938 per month. The lease expires in May 2011. The operating lease expense for the year ended December 31, 2009 was $1,876. Future minimum lease payments are as follows:

Fiscal year ended December 31,
                   2010                      11,256
                   2011                      11,256
                                            -------
                                            $22,512
                                            =======
8.  Supplemental information - consolidated statements

                                OneWorld     Globalink
                                12/31/09     12/31/09     Eliminations    Consolidated
                                --------     --------     ------------    ------------
ASSETS
  Current Assets:
    Cash                        $ 271,824     $  17,154            -       $288,978
    Accounts receivable           149,000             -            -        149,000
    Other receivable              372,493             -     (310,695)        61,798
    Investment in subsidiary            -       431,401     (431,401)             -
    Other current assets            7,648           209            -          7,857
                                ---------     ---------    ---------     ----------
  Total current assets            800,965       448,764     (742,096)       507,633
  Fixed assets, net
    Of accumulated depreciation     6,436         7,384            -         13,820
  Goodwill                              -       274,449            -        274,449
                                ---------     ---------    ---------     ----------
TOTAL ASSETS                    $ 807,401     $ 730,597   $(742,096)     $  795,902
                                =========     =========    =========     ==========
LIABILITIES AND SHAREHOLDERS EQUITY
  Current Liabilities
    Accounts payable            $ 356,997     $  30,301   $        -     $  387,298
    Notes payable                       -       469,800     (310,695)       469,800
    Other current liabilities      19,003        30,523            -         49,526
                                ---------     ---------    ---------     ----------
  Total current liabilities       376,000       530,624     (310,695)       595,929
  Shareholders Equity
    Common stock                   19,102         4,957      (19,102)         4,957
    Paid in surplus                     -       403,243            -        403,243
    Retained earnings/(deficit)   412,299      (208,227)    (412,299)      (208,227)
                                ---------     ---------     --------     ----------
  Total shareholders equity       431,401       199,973     (431,401)       199,973
                                ---------     ---------     --------     ----------
TOTAL LIABILITIES AND
 SHAREHOLDERS EQUITY            $ 807,401     $ 730,597    $(742,096)    $  795,902
                                =========     =========    =========     ==========

                    GLOBALINK LTD. and Subsidiary
                    Notes to Financial Statements
                          December 31, 2009
                    (Expressed in U.S. Dollars)

                                      January through December 31, 2009
                                One World       Global   Eliminations  Consolidated

Revenue:                       $ 305,404     $       -              -     $ 305,404
Expenses:
  Wages and salaries             138,287             -              -       138,287
  Subsidiary expenses                  -             -              -             -
  Other administrative expenses  163,167        30,579              -       193,746
                                --------     ---------      ---------     ---------
Total expenses                   301,454        30,579              -       332,033
                                --------     ---------      ---------     ---------
Income/(loss) from operations      3,950       (30,579)             -       (26,629)
Other income/(expenses)           28,570        57,619              -        86,189
                                --------     ---------     ----------     ---------
Income before income taxes        32,520        27,040              -        59,560
Income taxes                           -             -              -             -
                                --------     ---------     ----------     ---------
Net income/(loss)               $ 32,520     $  27,040     $        -     $  59,560
                                ========     =========     ==========     =========

                                OneWorld     Globalink
                                12/31/08     12/31/08     Eliminations    Consolidated
                                --------     --------     ------------    ------------
ASSETS
  Current Assets:
    Cash                        $ 513,856     $  65,608            -       $579,464
    Accounts receivable           109,405             -            -        109,405
    Other receivable               28,743             -            -         28,743
    Investment in subsidiary            -       341,976     (341,976)             -
    Other current assets           22,383             -            -         22,383
                                ---------     ---------    ---------     ----------
  Total current assets            674,387       407,584     (341,976)       739,995
  Fixed assets, net
    Of accumulated depreciation     7,379        10,530            -         17,909
  Goodwill                              -       274,449            -        274,449
                                ---------     ---------    ---------     ----------
TOTAL ASSETS                    $ 681,766     $ 692,563   $(341,976)     $1,032,353
                                =========     =========    =========     ==========
LIABILITIES AND SHAREHOLDERS EQUITY
  Current Liabilities
    Accounts payable            $ 311,377     $  77,399    $       -     $  388,776
    Notes payable                       -       469,800            -        469,800
    Other current liabilities      28,413         4,951            -         33,364
                                ---------     ---------    ---------     ----------
  Total current liabilities       339,790       552,150            -        891,940



                    GLOBALINK LTD. and Subsidiary
                    Notes to Financial Statements
                          December 31, 2009
                    (Expressed in U.S. Dollars)

  Shareholders Equity
    Common stock                   16,400         4,957      (16,400)         4,957
    Paid in surplus                     -       403,243            -        403,243
    Retained earnings/(deficit)   325,576      (267,787)    (325,576)      (267,787)
                                ---------     ---------     --------     ----------
  Total shareholders equity       341,976       140,413     (341,976)       140,413
                                ---------     ---------     --------     ----------
TOTAL LIABILITIES AND
 SHAREHOLDERS EQUITY            $ 681,766     $ 692,563    $(341,976)    $1,032,353
                                =========     =========    =========     ==========

                                      January through December 31, 2008
                                One World**     Global   Eliminations  Consolidated

Revenue:                          38,768             -              -        38,768
Expenses:
  Wages and salaries              26,290             -              -        26,290
  Subsidiary expenses                  -        67,915              -        67,915
  Other administrative expenses   11,065        23,456              -        34,521
                                --------    ----------     ----------     ---------
Total expenses                    37,355        91,371              -       128,726
                                --------    ----------     ----------     ---------

Income/(loss) from operations      1,413       (91,371)             -       (89,958)
Other income/(expenses)          (16,873)            -              -       (16,873)
                                --------    ----------     ----------     ---------
Income before income taxes       (15,460)      (91,371)             -      (106,873)
Income taxes                           -             -              -             -
                                --------    ----------     ----------     ---------
Net income/(loss)               $(15,460)     $(91,371)    $        -     $(106,873)
                                ========      ========     ==========     =========

** The OneWorld income includes only the amounts since acquisition November 1, 2008 through December 31, 2008.

9.  Business Combination

Effective October 31, 2008, the Company issued 2,000,000 shares of common stock and a notes payable to acquire all of the outstanding stock of OneWorld Hotel Destination Services, Inc. The purchase is being accounted for as an acquisition as required by SFAS No. 141. Due to SFAS No. 141, OneWorld Hotel Destination Services, Inc. is considered the predecessor company. Goodwill has been recorded and listed as another asset. The purchase is being reported and operating as a wholly owned subsidiary of the parent company.

                    GLOBALINK LTD. and Subsidiary
                    Notes to Financial Statements
                          December 31, 2009
                    (Expressed in U.S. Dollars)

Following is the proforma balance sheet and income statement as of the acquisition date, October 31, 2008:

                                   OneWorld     Globalink
                                   12/31/08     12/31/08    Eliminations  Consolidated
                                   --------     --------     -----------  ------------
ASSETS
  Current Assets:
    Cash                           $ 623,005     $  66,080            -      $689,085
    Accounts receivable              252,698             -            -       252,949
    Investment in subsidiary               -       375,351      375,351             -
    Other current assets              17,224             -            -        17,224
                                   ---------     ---------    ---------    ----------
  Total current assets               892,927       441,682      375,351       959,258
  Other Assets:
    Goodwill                               -       274,449            -       274,449
    Other current assets              44,536        11,020            -        55,556
                                   ---------     ---------    ---------    ----------
TOTAL ASSETS                       $ 937,463     $ 727,151    $ 375,351    $1,289,263
                                   =========     =========    =========    ==========
LIABILITIES AND SHAREHOLDERS EQUITY
  Current Liabilities
    Accounts payable               $ 560,263     $   1,280    $       -    $  561,543
    Other current liabilities          1,849       500,100            -       501,949
                                   ---------     ---------    ---------    ----------
  Total current liabilities          562,112       501,380            -     1,063,492
  Shareholders Equity
    Common stock                       6,382         4,957       (6,382)        4,957
    Paid in surplus                        -       403,243            -       403,243
    Preferred stock                    6,382             -       (6,382)            -
    Retained earnings/(deficit)      362,587      (182,429)    (362,587)     (182,429)
                                   ---------     ---------     --------     ---------
  Total shareholders equity          375,351       225,771     (375,351)      225,771
                                   ---------     ---------     --------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS
  EQUITY                           $ 937,463     $ 727,151    $(375,351)   $1,289,263
                                   =========     =========    =========    ==========

                                      January through October 31, 2008
                              One World **     Global      Eliminations   Consolidated
Revenue                             97,996             -              -        97,996
Expenses:
  Wages and salaries                44,386             -              -        44,386
  Other administrative expenses     28,821         8,990              -        37,811
                                ----------    ----------     ----------    ----------
Total expenses                      73,207         8,990              -        82,197
                                ----------    ----------     ----------    ----------



                    GLOBALINK LTD. and Subsidiary
                    Notes to Financial Statements
                          December 31, 2009
                    (Expressed in U.S. Dollars)

Income/(loss) from operations       24,789        (8,990)             -        15,799
Other income/(expenses)             (5,191)        1,088              -       (4,103)
                                ----------    ----------     ----------    ----------
Income before income taxes          19,598        (7,902)             -        11,696
Income taxes                             -             -              -             -
                                ----------    ----------     ----------    ----------
Net income/(loss)               $   19,598    $   (7,902)    $        -    $   11,696
                                ==========    ==========     ==========    ==========
** OneWorld is reported for the four months ended October 31, 2008.

10.  Capital Stock

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

The Company issued stock options of 100,000 each to three directors on January 2, 2008; which expire on January 2, 2010. The strike price on these shares were $0.10 per share. After the 5 for 1 stock split the outstanding options were $500,000 per director at $0.02 per share.
On December 23, 2009 the Board of Directors extended these options to January 2, 2012.

The Company has split its common stock on a 5 for 1 basis on July 1, 2008.

The Company has issued 2,000,000 shares to Vincent Au in exchange for 100% of his shares in One World Hotel Destination Service, Inc. on October 31, 2008.


11.  Net Revenue

The Company follows the reporting requirements of EIFT 99-19, which requires revenue to be reported net after costs. Following is the gross revenue and expenses for the period ending December 31, 2009 and 2008.

                    GLOBALINK LTD. and Subsidiary
                    Notes to Financial Statements
                         December 31, 2009
                    (Expressed in U.S. Dollars)
                    12/31/2009(1)    12/31/2008(2)    06/30/2008(1)
                    ------------     ------------     ------------
Gross Revenue         $2,612,970      $247,685           $3,238,148
Cost of Revenue        2,307,566       208,917            2,926,806
                      ----------      --------           ----------
                      $  305,404      $ 38,768           $  311,342
                      ==========      ========           ==========
(1)Year Ended
(2)2 months ended


12. Subsequent Events:
On March 30, 2010 the Board of Directors authorized an additional
400,000 shares of common stock each to three directors. The options expire on March 31, 2012 and have a strike of $0.01 per share.


13.  New accounting pronouncements:

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

                    GLOBALINK LTD. and Subsidiary
                    Notes to Financial Statements
                         December 31, 2009
                    (Expressed in U.S. Dollars)

financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.

The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2010. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

                    GLOBALINK LTD. and Subsidiary
                    Notes to Financial Statements
                         December 31, 2009
                    (Expressed in U.S. Dollars)

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

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company adopted SFAS No. 159 beginning March 1, 2009 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value
Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the

                    GLOBALINK LTD. and Subsidiary
                    Notes to Financial Statements
                         December 31, 2009
                    (Expressed in U.S. Dollars)

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were not effective as of December 31, 2008.

The registrant originally filed its Form 10-K for the year ended December 31, 2008 on April 15, 2009. Miscommunications between the registrant and its experts led to delays in the resolution of SEC comments and the necessity of a revision of the accounting treatment for the acquisition of OneWorld Hotel Destination Service and other related disclosures. Management has implemented additional internal controls to ensure that similar situations do not occur in the future.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, and concluded that it is not effective due to the reasons discussed above.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2009. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

The registrant issued stock options of 100,000 each to three directors on January 2, 2008; which expire on January 2, 2010. The strike price on these shares were $0.10 per share. After the 5 for 1 stock split, the outstanding options were $500,000 per director at $0.02 per share. On December 23, 2009, the board of directors extended these options to January 2, 2012.
On March 30, 2010, the board of directors authorized an additional 400,000 shares of common stock each to three directors. The options expire on March 31, 2012 and have a strike of $0.01 per share.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of December 31, 2009, the number and percentage of outstanding shares of the registrant's common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock,
(ii) each director, (iii) each named executive officer, and
(iv) all officers and directors as a group.

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

(1) Based upon 24,785,000 issued and outstanding as of December 31, 2009.

All the above-named officers and directors would be deemed to be promoters of Globalink.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

Shareholder Advances. Advances from shareholders are for the reimbursement of expenses incurred on behalf of the registrant by Robin Young and Ben Choi, officers and directors of the registrant and they bear no interest. These notes are short term advances which are paid generally within one year. The balance at December 31, 2009 is $49,526.

Director Independence.

The registrant's board of directors consists of Robin Young, Ben Choi and Daniel Lo. None of them is independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended December 31, 2009, there were no transactions with related persons other than as described in the section above entitled "Item 11. Executive Compensation".


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.   We incurred aggregate fees and expenses of $15,000 and
$15,000 from Thomas J. Harris, CPA, respectfully for the 2009 and 2008 fiscal years. Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-K and 10-Q.

Tax Fees.   We did not incur any aggregate tax fees and expenses from
Thomas J. Harris, CPA for the 2009 and 2008 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees.   We incurred audit related fees of $0 and $0 from
Thomas J. Harris, CPA during fiscal 2009 and 2008. The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years 2009 and 2008 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Thomas J. Harris, CPA solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

 Report of Independent Registered Public Accounting Firm
Balance Sheet
 December 31, 2009, 2008 and OneWorld October 31, 2008,
   June 30, 2008 and June 30, 2007 Statements of Operations for the years ended
 December 31, 2009, 2008 and OneWorld October 31, 2008,
   June 30, 2008 and June 30, 2007
Statement of Stockholders' Deficit
 for the year ended December 31, 2009
Statements of Cash Flows for the years ended
 December 31, 2009, 2008, OneWorld October 31, 2008,
  June 30, 2008 and June 30, 2007
Notes to Financial Statements
  December 31, 2009

 (a)(2) List of Financial Statement schedules included in Part IV hereof: None
 (a)(3) Exhibits

The following of exhibits are filed with this report:

(31.1) CEO 302 certification
(31.2) CFO 302 certification
(32.1) CEO 906 certification
(32.2) CFO 906 certification


                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Dated: April 15, 2010

/s/Robin Young
------------------------------
By: Robin Young, President/CEO

In accordance with the requirements of the Securities Exchange
Act of 1934, as amendment, this report has been signed by the following persons in the capacities and on the dates stated.

Globalink, Inc.
(Registrant)

By: /s/Robin Young                     Dated: April 15, 2010
    ----------------------
    Robin Young

Director, Chief Executive Officer
(As a duly authorized officer on behalf of the Registrant and as Principal Executive Officer)

By: /s/Ben Choi                        Dated: April 15, 2010
    ----------------------
    Ben Choi
Chief Financial Officer, Controller and Director


By: /s/Daniel Lo                       Dated: April 15, 2010
    ----------------------
    Daniel Lo
    Director