Form 10-Q
period 2010-03-31
GLOBALINK, LTD.
filed 2010-05-20
CIK 1361540

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2010
-OR-
 [ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number             333-133961

Globalink, Ltd.
--------------------------------------------
   (Exact name of registrant as specified in its charter)

            Nevada                                06-1812762
 (State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization            Identification Number)

          938 Howe Street, Suite 405
         Vancouver, BC                             V6Z 1N9
      Address of principal executive offices,      Zip Code

(604) 828-8822
 (Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]      No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was
required to submit and post such files).   Yes [x]   No [ ]

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

The number of outstanding shares of the registrant's common stock, May 15, 2010

  Common Stock  -  24,785,000

PART I
Item I - FINANCIAL STATEMENTS

Consolidated Balance Sheet as of March 31, 2010 and December 31, 2009 Consolidated Statement of Operations for the three months ended March 31, 2010 and 2009
Consolidated Statement of Cash Flows for the three months ended March 31, 2010 and 2009
Consolidated Notes to Financial Statements

                     GLOBALINK, LTD. And Subsidiary
                      Consolidated Balance Sheet
                   March 31, 2010 and December 31, 2009
                      (Expressed in U.S. Dollars)

                                                  Unaudited    Audited
                                                  3/31/2010  12/31/2009
                                                  ---------  ----------
                    ASSETS
CURRENT ASSETS:
 Cash                                           $ 266,943    $ 288,978
 Term deposit
 Accounts receivable trade                        195,618      149,000
 Other Receivable                                       -       61,798
 Other Current Assets                               6,547        7,857
                                                ---------    ---------
  TOTAL CURRENT ASSETS                            469,108      507,633
                                                ---------    ---------
Fixed assets, net of accumulated depreciation      14,418       13,820
Goodwill                                          274,449      274,449
                                                ---------    ---------
TOTAL ASSETS                                    $ 757,975    $ 795,902
                                                =========    =========
             LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts Payable and accrual                   $ 462,637    $ 387,298
 Notes payable OneWorld Acquisition                     -      159,105
 Dividends payable
 Other current liabilities                         34,549            -
                                                ---------    ---------
  TOTAL CURRENT LIABILITIES                       497,186      546,403
                                                ---------    ---------
OTHER LIABILITIES:
 Advances from Shareholders                        30,523       49,526
                                                ---------    ---------
  TOTAL OTHER LIABILITIES                          30,523       49,526
                                                ---------    ---------
TOTAL LIABILITIES                                 527,709      595,929
                                                ---------    ---------
STOCKHOLDERS' EQUITY:
 Common Stock, $.0002 par value
  500,000,000 shares authorized and
  24,785,000 shares issued and outstanding          4,957        4,957
  Common Stock authorized, issued and
  outstanding 1,000,000 shares
 Preferred Stock authorized, issued and
  outstanding 1,000,000 shares
 Paid-in Surplus                                  403,243      403,243
 Retained earning                                (177,934)    (208,227)
                                                ---------    ---------
  TOTAL STOCKHOLDERS' EQUITY                      230,266      199,973
                                                ---------    ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $ 757,975    $ 795,902
                                                =========    =========

      The accompanying notes are an integral part of these statements.

                     GLOBALINK, LTD. And Subsidiary
                  Consolidated Statements of Operations
           For the three months ended March 31, 2010 and 2009
                      (Expressed in U.S. Dollars)
                             (Unaudited)

                                     For three months  For three months
                                          ended             ended
                                        03/31/10          03/31/09
                                     ----------------  ----------------

Revenue                                $    78,176       $    65,727

Expenses
 Wages & salaries                           41,903            39,929
 Expenses from subsidiary
 Other administrative expenses              18,798            28,769
                                       -----------       -----------
                                            60,701            68,698
                                       -----------       -----------
Income (deficit) from operations            17,475            (2,971)
                                       -----------       -----------
Other income and expenses                   12,818           (20,635)
                                       -----------       -----------
Income before income taxes                  30,293           (23,606)

      Income tax                                 -                 -
                                       -----------       -----------
Income for the period                  $    30,293       $   (23,606)
                                       ===========       ===========
Basic and Diluted Loss per Share            0.0012           (0.0010)
                                       ===========       ===========
Weighted Number of Common Shares        24,785,000        24,785,000
                                       -----------       -----------

      The accompanying notes are an integral part of these statements.

                      GLOBALINK, LTD. And Subsidiary
                   Consolidated Statement of Cash Flows
           For the three months ended March 31, 2010 and 2009
                      (Expressed in U.S. Dollars)
                                (Unaudited)

                                     For three months  For three months
                                          ended             ended
                                        03/31/10          03/31/09
                                     ----------------  ----------------
Cash Flows from Operating Activities
 Profit/(loss) for the period             $ 30,293         $ (23,606)
 Less Depreciation not requiring
  use of funds                                 787             1,542
 Net loss on exchange transactions               -                 -
 Income taxes (paid)/refunded
Net changes in working capital balances          -           (26,614)
 (Increase)/decrease accounts receivable   (46,618)              929
 Other Receivable                           61,798           (30,163)
 (Increase)/decrease in other current
   assets                                    1,310           (56,786)
 Increase/(decrease) in accounts payable
  and accruals                                   -            75,339
 (Due to)/refunded government agencies      34,549                 -
 Directors' services paid in shares              -                 -
                                         ---------         ---------
 Cash flows provided/(used) in operating
  Activities                               157,458          (134,698)
                                         ---------         ---------
Cash Flows from Financing Activities
 Increase/(decrease) in advances from
  shareholders                             (19,003)           24,617
 Cash dividend
 Share capital issued
                                         ---------         ---------
 Cash flows from financing activities      (19,003)           24,617
                                         ---------         ---------
Cash Flows from Investing Activities
 Acquisition of capital assets              (1,385)                -
 Note payable for purchase of sub         (159,105)                -
 Purchase effects of subsidiary                  -                 -
 Cash from acquisition of Subsidiary
                                         ---------         ---------
 Cash flows from (used in) investing
  activities                              (160,490)                -
                                         ---------         ---------
Net (Decrease) Increase in Cash
 And cash Equivalents                      (22,035)         (110,081)

Cash and Cash Equivalents at
 Beginning of Period                       288,978           579,464
                                         ---------         ---------
Cash and Cash Equivalents at
 End of Period                           $ 266,943         $ 469,383
                                         =========         =========
Represented by:
 Cash                                      266,943         $ 469,383
 Term                                            -                 -
                                         ---------         ---------
                                         $ 266,943         $ 469,383

      The accompanying notes are an integral part of these statements.

                    GLOBALINK, LTD. And Subsidiary
                    Notes to Financial Statements
                             March 31, 2010
                      (Expressed in U.S. Dollars)

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

                    GLOBALINK, LTD. And Subsidiary
                    Notes to Financial Statements
                             March 31, 2010
                      (Expressed in U.S. Dollars)

compensation to be measured at the grant date, and not subsequently revised. The company has chosen to continue to account for stock-based compensation using the provisions of FAS 123(R). In addition the company's policy is to account for all stock based transactions in conformance with FAS 123R.

     e)  Income taxes
The Company utilizes the asset and liability method for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The company provides a valuation allowance on net deferred tax assets when it is more likely than not that such assets will be realized. Currently the Company does not have any proven periods of profitability. With the purchase of OneWorld Hotel Destination Services, Inc. the Company has projected profitability in the following years. When this profitability is realized the company will enact Statements of Financial Accounting Standards regarding Accounting for Income Taxes.

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

                    GLOBALINK, LTD. And Subsidiary
                    Notes to Financial Statements
                             March 31, 2010
                      (Expressed in U.S. Dollars)

Restated statements

The financial statements have been revised due to management's determination that the merger of the Company with OneWorld Hotel Destination Services, Inc. which was originally shown without the creation of Goodwill was incorrect. In addition OneWorld has been changed to the predecessor company. The statements have been revised for the creation of Goodwill. All statements since October 31, 2008, date of merger, have been revised for this correction. The quarterly statements have been restated up to and including September 30, 2009.

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

                    GLOBALINK, LTD. And Subsidiary
                    Notes to Financial Statements
                             March 31, 2010
                      (Expressed in U.S. Dollars)

Federal income tax:

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

The provision for refundable Federal income tax consists of the following:

                                                        12/31/2009
Refundable Federal income tax attributable to:
Current operations 						   $ 20,250
Less, Nondeductible expenses					      -0-
-Less, Change in valuation allowance                      (20,250)
 Net refundable amount 					    	      -0-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                        12/31/2008
Deferred tax asset attributable to:
 Net operating loss carryover                            $ 70,797
Less, Valuation allowance                                 (70,797)
 Net deferred tax asset                                     -0-

At December 31, 2009, an unused net operating loss carryover approximating $208,227 is available to offset future taxable income; it expires beginning in 2018. Due to the change of control of the Company, the use of the net operating loss may be limited in the future.

Operating Leases

The Company leases its administrative offices for US$938 per month. The lease expires in May 2011. The operating lease expense for the year ended December 31, 2009 and 2008 was $1,876. Future minimum lease payments are as follows:

                    GLOBALINK, LTD. And Subsidiary
                    Notes to Financial Statements
                             March 31, 2010
                      (Expressed in U.S. Dollars)


     Fiscal year ending June 30,
     --------------------------
  2010           $  11,256
  2011              11,256
                 ---------
                 $  22,512
                 =========

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
                                =========     =========    =========     ==========




                    GLOBALINK, LTD. And Subsidiary
                    Notes to Financial Statements
                             March 31, 2010
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



                    GLOBALINK, LTD. And Subsidiary
                    Notes to Financial Statements
                             March 31, 2010
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

9.   Business Combination:

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

                    GLOBALINK, LTD. And Subsidiary
                    Notes to Financial Statements
                             March 31, 2010
                      (Expressed in U.S. Dollars)

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



                    GLOBALINK, LTD. And Subsidiary
                    Notes to Financial Statements
                             March 31, 2010
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

11.   Net Revenue

The Company follows the reporting requirements of EIFT 99-19, which requires revenue to be reported net after costs. Following is the gross revenue and expenses for the period ending December 31, 2009 and 2008

                    GLOBALINK, LTD. And Subsidiary
                    Notes to Financial Statements
                             March 31, 2010
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

                    GLOBALINK, LTD. And Subsidiary
                    Notes to Financial Statements
                             March 31, 2010
                      (Expressed in U.S. Dollars)

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

                    GLOBALINK, LTD. And Subsidiary
                    Notes to Financial Statements
                             March 31, 2010
                      (Expressed in U.S. Dollars)

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

                    GLOBALINK, LTD. And Subsidiary
                    Notes to Financial Statements
                             March 31, 2010
                      (Expressed in U.S. Dollars)

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

After acquisition of OneWorld on Oct 31, 2008, Globalink received significant improvement in cash position. At March 31, 2010, Globalink & its subsidiary have $266,943 cash on hand.

For the three months ended March 31, 2010, Globalink acquired capital assets of $1,385 and has a note payable for the purchase of subsidiary of $(159,105). As a result, Globalink had cash flows used in investing activities of $160,490 for the three months ended March 31, 2010.

For the three months ended March 31, 2009, Globalink did not pursue any investing activities.

For the three months ended March 31, 2010, Globalink repaid advances from shareholders of $19,003 resulting in cash flows used in financing activities of $19,003.

For the three months ended March 31, 2009, Globalink received advances from shareholders of $24,617 resulting in cash flows from financing activities of $24,617.

Results of Operations

For the three months ended March 31, 2010, Globalink received revenues of $78,176. Expenses consisted of wages and salaries of $41,903 and other administrative expenses of $18,798.

Comparatively, for the three months ended March 31, 2009, Globalink received any revenues of $65,727. The net loss for the period was $(23,606). The expenses of $68,698 consisted mainly of basic operating expenses and legal and accounting expenses necessary to complete filings with the Securities and Exchange Commission. Other administrative expenses decreased do to management's attempts to reduce overhead costs.

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

Off-Balance Sheet Arrangements

Globalink had no material off-balance sheet arrangements as of March 31, 2010.

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


Item 4T.  Controls and Procedures.

During the three months ended March 31, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2010. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures effective as of March 31, 2010 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated:  May 19, 2010

GLOBALINK, LTD.

By: /s/Robin Young
---------------------------
Robin Young, President and Director