Form 10-K/A
period 2008-12-31
GLOBALINK, LTD.
filed 2010-05-26
CIK 1361540

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

The number of shares outstanding of Globalink's only class of common stock, as of December 31, 2008 and February 28, 2010 was 24,785,000 shares and 24,785,000 shares of its common stock, respectively.

No documents are incorporated into the text by reference.

Globalink, Ltd.
Form 10-K/A
For the Fiscal Year Ended December 31, 2008
 Table of Contents

Part I

ITEM 1.  BUSINESS                                                   4
ITEM 1A. RISK FACTORS                                               7
ITEM 1B. UNRESOLVED STAFF COMMENTS                                  7
ITEM 2.  PROPERTIES                                                 7
ITEM 3.  LEGAL PROCEEDINGS                                          7
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        7

Part II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                      8
ITEM 6.  SELECTED FINANCIAL DATA                                    8
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                      9
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK                                                    14
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               15
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                     35
ITEM 9A. CONTROLS AND PROCEDURES                                   35
ITEM 9B.  OTHER INFORMATION                                        36

Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL
           PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH
           SECTION 16(a) OF THE EXCHANGE ACT                       37
ITEM 11.  EXECUTIVE COMPENSATION                                   39
ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDERS MATTERS             39
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
           DIRECTOR INDEPENDENCE                                   40
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES                   41
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES                  41
SIGNATURES                                                         42

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties.

During 2008, we started generating revenue upon completion of the acquisition of OneWorld Hotel Destination Services, Inc. We acquired all of the common shares of OneWorld for 2,000,000 common shares and a promissory note. In addition, we are seeking to expand our revenue base by adding new customers and increasing our marketing and advertising. We will need net revenues of a minimum of $315,000 over the next twelve months to continue operations. This amount is based on minimum expenditures for wages, marketing, legal and accounting, equipment purchases, to substantially complete our online hotel rooms reservation program website development, office expenses and travel and
promotion.   We do generate sufficient cash flow to maintain continuous skeleton operations. This is due to our officers and directors agreement to defray cash compensation, the continuation of the development of the website in-house by the directors, the defraying of marketing, promotion and travel and the merger of our offices with OneWorld.

OneWorld currently generates sufficient cash flow to maintain its own daily operation. However, in order to realize effective marketing and promotion, Globalink will need to raise the addition capital through the sale of capital stock. The use of funds would be rationed for marketing and promotion purposes, expansion of the OneWorld operation and working capital needs.

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

Wages and salaries increased from June 30, 2007 to June 30, 2008 due to increased operations. Other administrative expenses decreased from June 30, 2007 to June 30, 2008 due to management's efforts to limit its expenses. Other income increased from $51,006 in 2007 to $119,371 due to increased operations.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


GLOBALINK CORP.
Index to
Financial Statements

                                                              Page
                                                           ----------

Report of Independent Registered Public Accounting Firm           16
Balance Sheet
 December 31, 2008 and OneWorld October 31, 2008, June
   30, 2008 and June 30, 2007                                     17
Statements of Operations for the year ended
 December 31, 2008 and OneWorld October 31, 2008, June 30,
   2008 and June 30, 2007                                         19
Statement of Stockholders' Deficit
 for the year ended December 31, 2008                             20
Statements of Cash Flows for the year ended
 December 31, 2008, OneWorld October 31, 2008, June 30,
  2008 and June 30, 2007                                          22
Notes to Financial Statements
  December 31, 2008                                               24

            [Letterhead of Thomas J. Harris, CPA]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
GLOBALINK, LTD.
Vancouver, B. C., Canada

We have audited the balance sheets of GLOBALINK, LTD. AND SUBSIDIARY, as at DECEMBER 31, 2008 and OneWorld Hotel Destination Service, Inc. at October 31, 2008, June 30, 2008 and 2007, and the statements of earnings and deficit, stockholders' deficiency and cash flows for the periods then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GLOBALINK LTD. AND SUBSIDIARY, as of December 31, 2008 and OneWorld Hotel Destination Service, Inc. as of October 31, 2008, June 30, 2008 and 2007 and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles accepted in the United States of America.

Also, management has elected to record the merger with OneWorld showing OneWorld as the predecessor. This change necessitated substantial changes to the operations for prior periods as shown in Note 8.

/s/Thomas J. Harris, CPA
---------------------------
Thomas J Harris, CPA
April 13, 2009
except November 19, for showing of One World as the predecessor

Globalink, Ltd. and Subsidiary
Consolidated Balance Sheet
December 31, 2008 and OneWorld October 31, 2008,
June 30, 2008 and June 30, 2007
(Expressed in U.S. Dollars)

                                             OneWorld Hotel Destination Services, Inc.
                                             -----------------------------------------
                                       2008**    10/31/08      06/30/08     06/30/07
ASSETS                                 ----      --------      --------     --------
Current assets:
  Cash                             $  579,464  $  609,764    $  835,316   $  759,513
  Term deposit                              -      13,240        15,690       14,076
  Accounts receivable trade           109,406     252,698       148,185      261,884
  Other Receivable                     28,743      24,981             -        2,806
  Other Current Assets                 22,383      17,223        15,642       19,329
                                   ----------  ----------    ----------   ----------
    Total current assets              739,995     928,906     1,014,833    1,057,607
                                   ----------  ----------    ----------   ----------
Fixed assets, net of accumulated
  depreciation                         17,909       8,555         9,192        9,596
                                   ----------  ----------    ----------   ----------
Goodwill                              274,449           -             -            -
                                   ----------  ----------    ----------   ----------
TOTAL ASSETS                       $1,032,353  $  937,461    $1,024,025   $1,067,203
                                   ==========  ==========    ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrual      $ 338,776  $  560,262    $  553,761   $  756,468
  Notes payable OneWorld Acquisition  469,800           -             -            -
  Dividends payable                         -           -        19,668            -
  Other current liabilities             2,974       1,848         3,307        5,568
                                   ----------  ----------    ----------   ----------
    Total current liabilities         861,550     562,110       576,736      762,036
                                   ----------  ----------    ----------   ----------
OTHER LIABILITIES:
  Advances from Shareholders           30,390           -        52,253            -
                                   ----------  ----------    ----------   ----------
    Total other liabilities            30,390           -        52,253            -
                                   ----------  ----------    ----------   ----------
TOTAL LIABILITIES                     891,940     562,110       628,989      762,036
                                   ----------  ----------    ----------   ----------
STOCKHOLDERS' EQUITY:
  Common stock, $.0002 par value,
   500,000,000 shares authorized and
   24,785,000 shares issue and
     outstanding                        4,957           -             -            -
  Common Stock authorized, issued
   and outstanding 1,000,000 shares                 6,362         6,362        6,362
  Preferred Stock authorized, issued
   and outstanding 1,000,000 shares         -       6,362         6,362        6,362
  Paid-in Surplus                     403,243           -             -            -


Retained earnings                  (267,787)    362,587       382,272      292,403
                                   ----------  ----------    ----------   ----------
    Total Stockholders' Equity        140,413     375,351       395,036      305,167
                                   ----------  ----------    ----------   ----------
TOTAL LIABILITIES & STOCKHOLDERS'
  EQUITY                           $1,032,353  $  937,461    $1,024,025   $1,067,203
                                   ==========  ==========    ==========   ==========

      The accompanying notes are an integral part of these statements.

                      GLOBALINK, LTD. and Subsidiary
                   Consolidated Statement of Operations
              December 31, 2008 and OneWorld October 31, 2008,
                      June 30, 2008 and June 30, 2007
 (Expressed in U.S. Dollars)

                                             OneWorld Hotel Destination Services, Inc.
                                             -----------------------------------------
                                    For year     For four    For twelve   For twelve
                                     ended     Months ended Months ended Months ended
                                    12/31/08     10/31/08      06/30/08     06/30/07
                                  ------------ ------------ ------------ ------------
Revenue                            $  38,768    $   97,996    $ 311,342    $ 283,551
Expenses
  Wages & salaries                    26,290        44,386      162,982      133,233
  Expenses from subsidiary            67,915             -            -            -
  Other administrative expenses       34,521        28,821      149,010      116,373
                                  ----------    ----------   ----------   ----------
                                     128,726        73,207      311,992      249,606
                                  ----------    ----------   ----------   ----------
Income (deficit) from operations     (89,958)       24,789         (650)      33,945
                                  ----------    ----------   ----------   ----------
Other income and expenses            (16,873)       (5,191)     137,572       51,006
                                  ----------    ----------   ----------   ----------
Income before income taxes          (106,831)       19,598      136,922       84,951
  Income tax                               -             -       17,551       14,208
                                  ----------    ----------   ----------   ----------
Income for the period             $ (106,831)   $   19,598   $  119,371   $   70,743
                                  ==========    ==========   ==========   ==========
Basic and Diluted Loss
  per Share                          (0.0046)       0.0196       0.1194       0.0707
                                  ==========    ==========   ==========   ==========
Weighted Number of
  Common Shares                   23,451,667     1,000,000    1,000,000    1,000,000
                                  ----------    ----------   ----------   ----------

**The December 31, 2008 income includes the two months operations of OneWorld Hotel Destinations, Inc.


The accompanying notes are an integral part of these statements.

                        GLOBALINK, LTD. and Subsidiary
               Consolidated Statement of Stockholders' Equity (Deficit)
                   For The Years Ended December 31, 2008 and 2007
                       (Expressed in U.S. Dollars)

                                        Number of   Common    Preferred   Paid In
                                         shares      Stock      Stock     Surplus
                                        ---------  -------   ----------   -------
Balance - June 30, 2006                 2,000,000  $  6,382   $  6,382    $     -
Net Income 2007                                 -         -          -          -
                                        -----------------------------------------
Balance at June 30, 2007                2,000,000     6,382      6,382          -
Dividends paid                                  -         -          -          -
Net income 2008                                 -         -          -          -
                                       ------------------------------------------
Balance at June 30, 2008                2,000,000     6,382      6,382          -
Effects of merger                               -         -          -          -
Net income July 1, 2008 through
  October 31, 2008                              -         -          -          -
                                       ------------------------------------------
Balance at October 31, 2008             2,000,000  $  6,382   $  6,382   $      -
                                       ==========================================
Globalink, Ltd. and Subsidiary
Effect of 5 for 1 stock split and
  Reduction of par value to .0002      22,785,000      4,557         -    223,643
Shares issued in acquisition of
  OneWorld Hotel Destination Services,
  Inc.                                  2,000,000        400         -    179,600
Net Loss for the year ended
  December 31, 2008                             -          -         -          -
                                       ------------------------------------------
Balance at December 31, 2008           24,785,000   $  4,557  $      -   $403,243
                                       ==========================================



The accompanying notes are an integral part of these statements.

                        GLOBALINK, LTD. and Subsidiary
               Consolidated Statement of Stockholders' Equity (Deficit)
                   For The Years Ended December 31, 2008 and 2007
                       (Expressed in U.S. Dollars)
Continued

                                                               Total
                                             Retained       Stockholders'
                                             Earnings          Equity
                                             --------       -------------
Balance - June 30, 2006                     $ 221,660         $ 234,424
Net Income 2007                                70,743            70,743
                                            ---------------------------
Balance at June 30, 2007                      282,403           305,167
Dividends paid                                (29,502)          (29,502)
Net income 2008                               119,371           118,371
                                            ---------------------------
Balance at June 30, 2008                      382,272           395,036
Effects of merger                             (39,283)          (39,283)
Net income July 1, 2008 through
  October 31, 2008                             19,598            19,598
                                            ---------------------------
Balance at October 31, 2008                 $ 362,587         $ 375,351
                                            ===========================
Globalink, Ltd. and Subsidiary
Effect of 5 for 1 stock split and
  Reduction of par value to .0002            (160,956)           67,244
Shares issued in acquisition of
  OneWorld Hotel Destination Services,
  Inc.                                              -           180,000
Net Loss for the year ended
  December 31, 2008                          (106,831)         (106,831)
                                            ---------------------------
Balance at December 31, 2008                $(267,787)       $  140,413
                                            ===========================

The accompanying notes are an integral part of these statements.

                     GLOBALINK, LTD. and Subsidiary
                   Consolidated Statement of Cash Flows
                 For the years ended December 31, 2008 and 2007
                        (Expressed in U.S. Dollars)

                                             OneWorld Hotel Destination Services, Inc.
                                             -----------------------------------------
                                    For year     For four    For twelve   For twelve
                                     ended     Months ended Months ended Months ended
                                    12/31/08     10/31/08      06/30/08     06/30/07
                                  ------------ ------------ ------------ ------------
Cash Flows from Operating Activities
  Profit(loss) for the period      $(106,831)    $  10,598    $ 119,371    $  70,743
   Less Depreciation not requiring
     Use of funds                      3,421         2,002        3,344        2,615
   Net loss on exchange
     transactions                    (16,672)      (42,367)           -       (4,437)
   Income taxes (paid)/refunded            -             -        8,179       (8,370)
Net changes in working capital balances
  (Increase)/decrease accounts
    receivable                      (109,406)     (104,513)     113,699     (105,170)
  Other Receivable                   (28,743)            -            -            -
  (Increase)/decrease in other
    current assets                   (22,383)        3,905       (2,877)      (1,063)
  Increase/(decrease) in accounts
    payable and accruals             341,749         6,502     (202,707)     364,243
  (Due to)/refunded government
    agencies                               -         1,848       (3,875)       4,092
  Directors' services paid in shares       -             -            -            -
                                   ---------     ---------    ---------    ---------
  Cash flows provided/(used) in
    operating activities              60,935      (113,025)      35,134      322,653
                                   ---------     ---------    ---------    ---------
Cash Flows from Financing Activities
  Increase/(decrease) in advances
    from shareholders                  3,092       (88,234)      55,058       (9,282)
  Cash dividend                            -       (28,108)      (9,834)           -
  Share capital issued                     -             -            -            -
                                   ---------     ---------    ---------    ---------
  Cash flows from financing
    activities                         3,092      (116,342)      45,224       (9,282)
                                   ---------     ---------    ---------    ---------
Cash Flows from Investing Activities
  Acquisition of capital assets      (7,865)         1,365       (2,941)      (3,128)
  Note payable for purchase of sub  469,800              -            -            -
  Purchase effects of subsidiary    (27,575)             -            -            -
  Cash from acquisition of
    Subsidiary                            -              -            -            -
                                  ---------      ---------    ---------    ---------
  Cash flows from (used in)
    Investing activities            434,369          1,365       (2,941)      (3,128)
                                  ---------      ---------    ---------    ---------
Net (Decrease) Increase in Cash
  And Cash Equivalents              498,387       (228,002)      77,417      310,243


Cash and Cash Equivalents at
  Beginning of Period                81,077        851,006      773,589      463,346
                                  ---------      ---------    ---------    ---------
Cash and Cash Equivalents at
  End of Period                   $ 579,464      $ 623,004    $ 851,006    $ 773,589
                                  =========      =========    =========    =========
Represented by:
  Cash                              579,464        609,764      835,316      759,513
  Term                                    -         13,240       15,690       14,076
                                  ---------      ---------    ---------    ---------
                                  $ 579,464      $ 623,004    $ 851,006    $ 773,589
                                  =========      =========    =========    =========

The accompanying notes are an integral part of these statements.

                    GLOBALINK LTD. and Subsidiary
                    Notes to Financial Statements
                           December 31, 2008
                      (Expressed in U.S. Dollars)

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

- - -

Accounting Policies

2.  Accounting Policies

The financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America and reflect the following policies:
- - -
a)   Translation of foreign currencies
Monetary assets and liabilities in foreign currencies are translated into United States dollars at the prevailing year-end exchange rates. Revenue and expense items are translated at the average rates in effect during the month of transaction. Resulting exchange gains and losses on transactions are included in the determination of earnings for the year. The exchange loss for this period from January 1 to December 31, 2008 is $151.

b)  Financial instruments
The company's financial instruments consist of accounts receivable, accounts payable, directors' fees payable and advances from shareholders. It is management's opinion that the company is not exposed to significant interest rate risk arising from these financial instruments and that their carrying values approximate their fair values.

                    GLOBALINK LTD. and Subsidiary
                    Notes to Financial Statements
                           December 31, 2008
                    (Expressed in U.S. Dollars)

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

f)  Basic and diluted loss per share
Basic loss per common share is based upon the net loss for the year divided by the weighted average number of common shares outstanding during the year. - - - Such effect was not dilutive in any of the years presented.

g)  Revenue recognition
Revenue is recorded when the corresponding expense can be recognized. Due to this matching principle revenue is reported by the net proceeds of the services performed as required by EIFT 99-19.

h)  Accounts receivable
Trade receivables are carried at original invoice amount. Accounts receivable are written off to bad debt expense using the direct write-

                    GLOBALINK LTD. and Subsidiary
                    Notes to Financial Statements
                         December 31, 2008
                    (Expressed in U.S. Dollars)

off method. Receivables past due for more than 120 days are considered delinquent. Management determines uncollectible accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions and by using historical experience applied to an aging of accounts. Recoveries of trade receivables previously written off are recorded when received.

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

                    GLOBALINK LTD. and Subsidiary
                    Notes to Financial Statements
                         December 31, 2008
                    (Expressed in U.S. Dollars)

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

6.  Operating Leases

The Company leases its administrative offices for US$938 per month. The lease expires in May 2011. The operating lease expense for the year ended December 31, 2008 was $1,876. Future minimum lease payments are as follows:

Fiscal year
Ended June 30,
                   2009                     $11,256
                   2010                      11,256
                   2011                      11,256
                                            -------
                                            $33,768
                                            =======

The Company leases a motor vehicle under an operating lease for a term of 48 months from June 21, 2005 at a monthly payment of US$537 excluding taxes. Future minimum payments are as follows:

      Fiscal year ending June 30, 2009     $6,450

                    GLOBALINK LTD. and Subsidiary
                    Notes to Financial Statements
                          December 31, 2008
                    (Expressed in U.S. Dollars)

Supplemental information - consolidated statements

                                OneWorld     Globalink
                                12/31/08     12/31/08     Eliminations    Consolidated
                                --------     --------     ------------    ------------
ASSETS
  Current Assets:
    Cash                        $ 513,856     $  65,608            -       $579,464
    Accounts receivable           109,405             -            -        109,405
    Other receivable               28,743             -            -         28,743
    Investment in subsidiary            -       341,976     (341,976)             -
    Other current assets           22,383             -            -         22,383
                                ---------     ---------    ---------     ----------
  Total current assets            674,387       407,584     (341,976)       739,995
  Fixed assets, net
    Of accumulated depreciation     7,379        10,530            -         17,909
  Goodwill                              -       274,449            -        274,449
                                ---------     ---------    ---------     ----------
TOTAL ASSETS                    $ 681,766     $ 692,563   $(341,976)     $1,032,353
                                =========     =========    =========     ==========
LIABILITIES AND SHAREHOLDERS EQUITY
  Current Liabilities
    Accounts payable            $ 311,377     $  77,399    $       -     $  388,776
    Notes payable                       -       469,800            -        469,800
    Other current liabilities      28,413         4,951            -         33,364
                                ---------     ---------    ---------     ----------
  Total current liabilities       339,790       552,150            -        891,940
  Shareholders Equity
    Common stock                   16,400         4,957      (16,400)         4,957
    Paid in surplus                     -       403,243            -        403,243
    Retained earnings/(deficit)   325,576      (267,787)    (325,576)      (267,787)
                                ---------     ---------     --------     ----------
  Total shareholders equity       341,976       140,413     (341,976)       140,413
                                ---------     ---------     --------     ----------
TOTAL LIABILITIES AND
 SHAREHOLDERS EQUITY            $ 681,766     $ 692,563    $(341,976)    $1,032,353
                                =========     =========    =========     ==========

                                      January through December 31, 2008
                                One World**     Global   Eliminations  Consolidated

Revenue:                          36,768             -              -        36,768
Expenses:
  Wages and salaries              26,290             -              -        26,290
  Subsidiary expenses                  -        67,915              -        67,915
  Other administrative expenses   11,065        23,456              -        34,521
                                --------    ----------     ----------     ---------
Total expenses                    37,355        91,371              -       128,726
                                --------    ----------     ----------     ---------


                    GLOBALINK LTD. and Subsidiary
                    Notes to Financial Statements
                          December 31, 2008
                    (Expressed in U.S. Dollars)(continued)

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
                                ========      ========     ==========     =========

** The OneWorld income includes only the amounts since acquisition November 1, 2008 through December 31, 2008.

8.  Business Combination

Effective October 31, 2008, the Company - - - issued 2,000,000 shares of common stock and a notes payable to acquire all of the outstanding stock of OneWorld Hotel Destination Services, Inc. The purchase is being accounted for as an acquisition as required by SFAS No. 141. Due to SFAS No. 141, OneWorld Hotel Destination Services, Inc. is considered the predecessor company. Goodwill has been recorded and listed as another asset. The purchase is being reported and operating as a wholly owned subsidiary of the parent company.

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
                                   =========     =========    =========    ==========


                    GLOBALINK LTD. and Subsidiary
                    Notes to Financial Statements
                          December 31, 2008
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

                    GLOBALINK LTD. and Subsidiary
                    Notes to Financial Statements
                         December 31, 2008
                    (Expressed in U.S. Dollars)

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

10.  Net Revenue
The Company follows the reporting requirements of EIFT 99-19, which requires revenue to be reported net after costs. Following is the gross revenue and expenses for the period ending December 31, 2008 and 2007.

                                   12/31/2008     12/31/2007
                                   ----------     ----------
Gross Revenue                        $247,685      $      0
Cost of Revenue                       208,917             0
                                     --------      --------
                                     $ 38,768             0
                                     ========      ========

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

                    GLOBALINK LTD. and Subsidiary
                    Notes to Financial Statements
                        December 31, 2008
                    (Expressed in U.S. Dollars)

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

                    GLOBALINK LTD. and Subsidiary
                    Notes to Financial Statements
                        December 31, 2008
                    (Expressed in U.S. Dollars)

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Report of Independent Registered Public Accounting Firm
Balance Sheet
 December 31, 2008 and OneWorld October 31, 2008, June
   30, 2008 and June 30, 2007
Statements of Operations for the year ended
 December 31, 2008 and OneWorld October 31, 2008, June 30,
   2008 and June 30, 2007
Statement of Stockholders' Deficit
 for the year ended December 31, 2008
Statements of Cash Flows for the year ended
 December 31, 2008, OneWorld October 31, 2008, June 30,
  2008 and June 30, 2007
Notes to Financial Statements
  December 31, 2008

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

Dated: May 25, 2010

/s/Robin Young
------------------------------
By: Robin Young, President/CEO

In accordance with the requirements of the Securities Exchange
Act of 1934, as amendment, this report has been signed by the following persons in the capacities and on the dates stated.

Globalink, Inc.
(Registrant)

By: /s/Robin Young                     Dated: May 25, 2010
    ----------------------
    Robin Young

Director, Chief Executive Officer
(As a duly authorized officer on behalf of the Registrant and as Principal Executive Officer)

By: /s/Ben Choi                        Dated: May 25, 2010
    ----------------------
    Ben Choi
Chief Financial Officer, Controller and Director


By: /s/Daniel Lo                       Dated: May 25, 2010
    ----------------------
    Daniel Lo
    Director