Form 10-K/A
period 2009-12-31
GLOBALINK, LTD.
filed 2010-08-10
CIK 1361540

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

Explanatory note - This filing is being amended solely to correct the inadvertent typos in Section Item 9A. Controls and Procedures.

ITEM 9A.  CONTROLS AND PROCEDURES.

 Evaluation of Disclosure Controls and Procedures

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were not effective as of December 31, 2009.

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

Management's Annual Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, and concluded that it is not effective due to the reasons discussed above.

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

Dated: August 9, 2010

/s/Robin Young
------------------------------
By: Robin Young, President/CEO

In accordance with the requirements of the Securities Exchange
Act of 1934, as amendment, this report has been signed by the following persons in the capacities and on the dates stated.

Globalink, Inc.
(Registrant)

By: /s/Robin Young                     Dated: August 9, 2010
    ----------------------
    Robin Young

Director, Chief Executive Officer
(As a duly authorized officer on behalf of the Registrant and as Principal Executive Officer)

By: /s/Ben Choi                        Dated: August 9, 2010
    ----------------------
    Ben Choi
Chief Financial Officer, Controller and Director


By: /s/Daniel Lo                       Dated: August 9, 2010
    ----------------------
    Daniel Lo
    Director