Form 10-Q
period 2010-06-30
GLOBALINK, LTD.
filed 2010-08-16
CIK 1361540

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2010
-OR-
 [ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

The number of outstanding shares of the registrant's common stock, August 13, 2010

  Common Stock  -  24,785,000

PART I
Item I - FINANCIAL STATEMENTS

Consolidated Balance Sheet as of June 30, 2010 and December 31, 2009 Consolidated Statement of Operations for the three and six months ended June 30, 2010 and 2009
Consolidated Statement of Cash Flows for the six months ended June 30, 2010 and 2009
Consolidated Notes to Financial Statements

                     GLOBALINK, LTD. And Subsidiary
                      Consolidated Balance Sheet
                   June 30, 2010 and December 31, 2009
                      (Expressed in U.S. Dollars)

                                                  Unaudited    Audited
                                                  6/30/2010  12/31/2009
                                                  ---------  ----------
                    ASSETS
CURRENT ASSETS:
 Cash                                           $ 347,780    $ 288,978
 Term deposit                                           -            -
 Accounts receivable trade                        273,095      149,000
 Other Receivable                                  60,578       61,798
 Other Current Assets                               7,550        7,857
                                                ---------    ---------
  TOTAL CURRENT ASSETS                            689,003      507,633
                                                ---------    ---------
Fixed assets, net of accumulated depreciation      12,417      13,820
Goodwill                                          274,449      274,449
                                                ---------    ---------
TOTAL ASSETS                                    $ 975,869    $ 795,902
                                                =========    =========
             LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts Payable and accrual                   $ 677,074    $ 387,298
 Notes payable OneWorld Acquisition                     -      159,105
 Dividends payable                                      -            -
 Other current liabilities                         70,957            -
                                                ---------    ---------
  TOTAL CURRENT LIABILITIES                       748,031      546,403
                                                ---------    ---------
OTHER LIABILITIES:
 Advances from Shareholders                        30,523       49,526
                                                ---------    ---------
  TOTAL OTHER LIABILITIES                          30,523       49,526
                                                ---------    ---------
TOTAL LIABILITIES                                 778,554      595,929
                                                ---------    ---------
STOCKHOLDERS' EQUITY:
 Common Stock, $.0002 par value
  500,000,000 shares authorized and
  24,785,000 shares issued and outstanding          4,957        4,957
  Common Stock authorized, issued and
  outstanding 1,000,000 shares
 Preferred Stock authorized, issued and
  outstanding 1,000,000 shares
 Paid-in Surplus                                  403,243      403,243
 Retained earning                                (210,885)    (208,227)
                                                ---------    ---------
  TOTAL STOCKHOLDERS' EQUITY                      197,315      199,973
                                                ---------    ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $ 975,869    $ 795,902
                                                =========    =========

      The accompanying notes are an integral part of these statements.

                     GLOBALINK, LTD. And Subsidiary
                  Consolidated Statements of Operations
         For the three and six months ended June 30, 2010 and 2009
                      (Expressed in U.S. Dollars)
                             (Unaudited)

                                          Three Months              Nine Months
                                             Ended                      Ended
                                            June 30,                   June 30,
                                       2010         2009         2010         2009
                                    ----------   ----------   ----------   ----------
Revenue                            $  81,758    $  60,217    $ 155,657    $ 125,944

Expenses
  Wages & salaries                    54,442       55,359       94,949       95,288
  Expenses from subsidiary                 -            -            -            -
  Other administrative expenses       32,384       23,183       51,225       51,946
                                   ---------    ---------    ---------    ---------
                                      86,826       78,542      146,174      147,234
                                   ---------    ---------    ---------    ---------
Income (deficit) from operations      (5,068)     (18,325)       9,483      (21,290)
                                   ---------    ---------    ---------    ---------
Other income and expenses            (27,883)      37,915      (12,141)      17,280
                                   ---------    ---------    ---------    ---------
Income before income taxes           (32,951)      19,590       (2,658)      (4,010)
  Income tax                               -            -            -            -
                                   ---------    ---------    ---------    ---------
Income for the period              $ (32,951)    $ 19,590    $  (2,658)   $  (4,010)
                                   =========    =========    =========    =========
Basic and diluted Loss
 per Share                         $ (0.0013)   $ (0.0008)   $ (0.0001)   $ (0.0002)
                                   =========    =========    =========    =========
Weighted Number of
 Common Shares                    24,785,000   24,785,000   24,785,000   24,785,000
                                  ==========   ==========   ==========   ==========

      The accompanying notes are an integral part of these statements.

                      GLOBALINK, LTD. And Subsidiary
                   Consolidated Statement of Cash Flows
           For the six months ended June 30, 2010 and 2009
                      (Expressed in U.S. Dollars)
                                (Unaudited)

                                      For six months   For six months
                                          ended             ended
                                        06/30/10          06/30/09
                                     ----------------  ----------------
Cash Flows from Operating Activities
 Profit/(loss) for the period             $ (2,658)         $ (4,010)
 Less Depreciation not requiring
  use of funds                               1,403             2,877
 Net loss on exchange transactions               -                 -
 Income taxes (paid)/refunded
Net changes in working capital balances          -           (26,614)
 (Increase)/decrease accounts receivable  (124,095)          (11,286)
 Other Receivable                            1,220            28,743
 (Increase)/decrease in other current
   assets                                      307           (36,660)
 Increase/(decrease) in accounts payable
  and accruals                             289,776             6,695
 (Due to)/refunded government agencies      34,549            55,087
 Increase in other liabilities                   -                 -
                                         ---------         ---------
 Cash flows provided/(used) in operating
  Activities                               236,910            41,446
                                         ---------         ---------
Cash Flows from Financing Activities
 Increase/(decrease) in advances from
  shareholders                             (19,003)          (30,390)
 Cash dividend
 Share capital issued
                                         ---------         ---------
 Cash flows from financing activities      (19,003)          (30,390)
                                         ---------         ---------
Cash Flows from Investing Activities
 Acquisition of capital assets                   -            (1,461)
 Note payable for purchase of sub         (159,105)         (310,695)
 Purchase effects of subsidiary                  -                 -
 Cash from acquisition of Subsidiary
                                         ---------         ---------
 Cash flows from (used in) investing
  activities                              (159,105)         (312,156)
                                         ---------         ---------
Net (Decrease) Increase in Cash
 And cash Equivalents                       58,802          (301,100)

Cash and Cash Equivalents at
 Beginning of Period                       288,978           579,464
                                         ---------         ---------
Cash and Cash Equivalents at
 End of Period                           $ 347,780         $ 278,364
                                         =========         =========
Represented by:
 Cash                                    $ 347,780         $ 278,364
 Term                                            -                 -
                                         ---------         ---------
                                         $ 347,780         $ 278,364
                                         =========         =========

      The accompanying notes are an integral part of these statements.

                    GLOBALINK, LTD. And Subsidiary
                    Notes to Financial Statements
                             June 30, 2010
                      (Expressed in U.S. Dollars)

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

2.  Accounting Policies

	The financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America and reflect the following policies:

     a) Translation of foreign currencies
Monetary assets and liabilities in foreign currencies are translated into United States dollars at the prevailing year-end exchange rates. Revenue and expense items are translated at the average rates in effect during the month of transaction. Resulting exchange gains and losses on transactions are included in the determination of earnings for the year. The exchange loss for this period from January 1 to December 31, 2009 is $86,189 and an exchange loss of $12,141 for the six months ended June 30, 2010.

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

                    GLOBALINK, LTD. And Subsidiary
                    Notes to Financial Statements
                             June 30, 2010
                      (Expressed in U.S. Dollars)

     d)  Stock-based compensation
Accounting Standards Codification 718, Accounting for Stock-based compensation requires companies to record compensation cost for stock-based employee compensation to be measured at the grant date, and not subsequently revised. The company has chosen to continue to account for stock-based compensation using the provisions of FAS 123R. In addition, the company's policy is to account for all stock based transactions in conformance with FAS 123R

     e)  Income taxes
The company utilizes the asset and liability method for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The company provides a valuation allowance on net deferred tax assets when it is more likely than not that such assets will be realized. Currently the Company does not have any proven periods of profitability. With the purchase of OneWorld Hotel Destination Services, Inc., the Company has projected profitability in the following years. When this profitability is realized, the Company will enact Accounting Standards Codification regarding Accounting for Income Taxes.

	f)  Basic and diluted loss per share
Basic loss per common share is based upon the net loss for the year divided by the weighted average number of common shares outstanding during the year. Such effect was not dilutive in any of the years presented.

     g)  Revenue recognition
Revenue is recorded when the corresponding expense can be recognized. Due to this matching principle revenue is reported by the net proceeds of the services performed as required by Accounting Standards
Codification 605.

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

                    GLOBALINK, LTD. And Subsidiary
                    Notes to Financial Statements
                             June 30, 2010
                      (Expressed in U.S. Dollars)

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

4.  Advances from Shareholders

Advances from shareholders are for the reimbursement of expenses incurred on behalf of the company by the three principal shareholders and they bear no interest due. These notes are short term advances which are paid generally within one year. The balance at December 31, 2009 is $49,526 and $30,523 for June 30, 2010.

5.  Federal income tax:

We follow Statements of Accounting Standards Codification for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

                                                12/31/2009   12/31/2008
Refundable Federal income tax attributable to:
Current operations                              $ 20,250      $ 36,323
Less, Nondeductible expenses                        -0-           -0-
-Less, Change in valuation allowance             (20,250)      (36,323)
 Net refundable amount                              -0-           -0-

                    GLOBALINK, LTD. And Subsidiary
                    Notes to Financial Statements
                             June 30, 2010
                      (Expressed in U.S. Dollars)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                 12/31/2009  12/31/2008
Deferred tax asset attributable to:
 Net operating loss carryover                     $ 70,797	  $ 91,048
Less, Valuation allowance                          (70,797)	   (91,048)
 Net deferred tax asset                              -0-          -0-

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
                 =========

7.  Supplemental information - consolidated statements

                                OneWorld     Globalink
                                12/31/09     12/31/09     Eliminations    Consolidated
                                --------     --------     ------------    ------------
ASSETS
  Current Assets:
    Cash                        $ 271,824     $  17,154            -      $ 288,978
    Accounts receivable           149,000             -            -        149,000
    Other receivable              372,493             -     (310,695)        61,798
    Investment in subsidiary            -       431,401     (431,401)             -
    Other current assets            7,648           209            -          7,857
                                ---------     ---------    ---------      ---------
  Total current assets            800,965       448,764     (742,096)       507,633
  Fixed assets, net
    Of accumulated depreciation     6,436         7,384            -         13,820
  Goodwill                              -       274,449            -        274,449
                                ---------     ---------    ---------      ---------
TOTAL ASSETS                    $ 807,401     $ 730,597   $(742,096)      $ 795,902
                                =========     =========    =========      =========

                    GLOBALINK, LTD. And Subsidiary
                    Notes to Financial Statements
                             June 30, 2010
                      (Expressed in U.S. Dollars)

LIABILITIES AND SHAREHOLDERS EQUITY
  Current Liabilities
    Accounts payable            $ 356,997     $  30,301    $       -      $ 387,298
    Notes payable                       -       469,800     (310,695)       469,800
    Other current liabilities      19,003        30,523            -         49,526
                                ---------     ---------    ---------      ---------
  Total current liabilities       376,000       530,624     (310,695)       595,929
  Shareholders Equity
    Common stock                   19,102         4,957      (19,102)         4,957
    Paid in surplus                     -       403,243            -        403,243
    Retained earnings/(deficit)   412,299      (208,227)    (412,299)      (208,227)
                                ---------     ---------     --------      ---------
  Total shareholders equity       431,401       199,973     (431,401)       199,973
                                ---------     ---------     --------      ---------
TOTAL LIABILITIES AND
 SHAREHOLDERS EQUITY            $ 807,401     $ 730,597    $(742,096)     $ 795,902
                                =========     =========    =========      =========

                                      For the year ended December 31, 2009
                                      ------------------------------------
                                One World       Global   Eliminations  Consolidated
                                ---------       ------   ------------  ------------

Revenue:                       $ 305,404     $       -              -     $ 305,404
Expenses:
  Wages and salaries             138,287             -              -       138,287
  Subsidiary expenses                  -             -              -             -
  Other administrative expenses  163,167        30,579              -       193,746
                                --------     ---------      ---------     ---------
Total expenses                   301,454        30,579              -       332,033
                                --------     ---------      ---------     ---------
Income/(loss) from operations      3,950       (30,579)             -       (26,629)
Other income/(expenses)           28,570        57,619              -        86,189
                                --------     ---------     ----------     ---------
Income before income taxes        32,520        27,040              -        59,560
Income taxes                           -             -              -             -
                                --------     ---------     ----------     ---------
Net income/(loss)               $ 32,520     $  27,040     $        -     $  59,560
                                ========     =========     ==========     =========

                                OneWorld     Globalink
                                6/30/10      06/30/10     Eliminations    Consolidated
                                --------     --------     ------------    ------------
ASSETS
  Current Assets:
    Cash                        $ 335,629     $  12,151            -      $ 347,780
    Accounts receivable           273,095             -            -        273,095
    Other receivable              371,273             -     (310,695)        60,578

                    GLOBALINK, LTD. And Subsidiary
                    Notes to Financial Statements
                             June 30, 2010
                      (Expressed in U.S. Dollars)

    Investment in subsidiary            -       436,620     (436,620)             -
    Other current assets            7,341           209            -          7,550
                                ---------     ---------    ---------      ---------
  Total current assets            987,338       448,980     (747,315)       689,003
  Fixed assets, net
    Of accumulated depreciation     6,607         5,810            -         12,417
  Goodwill                              -       274,449            -        274,449
                                ---------     ---------    ---------      ---------
TOTAL ASSETS                    $ 993,945     $ 729,239    $(747,315)     $ 975,869
                                =========     =========    =========      =========
LIABILITIES AND SHAREHOLDERS EQUITY
  Current Liabilities
    Accounts payable            $ 486,368     $ 109,706    $       -      $ 677,074
    Notes payable                       -       310,695     (310,695)             -
    Other current liabilities      70,957        30,523            -        101,480
                                ---------     ---------    ---------      ---------
  Total current liabilities       557,325       531,924     (310,695)       778,554
  Shareholders Equity
    Common stock                   19,040         4,957      (19,040)         4,957
    Paid in surplus                     -       403,243            -        403,243
    Retained earnings/(deficit)   417,580      (210,885)    (417,580)      (210,885)
                                ---------     ---------     --------      ---------
  Total shareholders equity       436,620       197,315     (436,620)       197,315
                                ---------     ---------     --------      ---------
TOTAL LIABILITIES AND
 SHAREHOLDERS EQUITY            $ 993,945     $ 729,239    $(747,315)     $ 975,869
                                =========     =========    =========      =========

                                      For the six months ended June 30, 2010
                                      --------------------------------------
                                One World       Global   Eliminations  Consolidated
                                ---------       ------   ------------  ------------

Revenue:                        $155,857     $       -      $       -     $ 155,657
Expenses:
  Wages and salaries              94,949             -              -        94,949
  Subsidiary expenses                  -             -              -             -
  Other administrative expenses   43,349         7,786              -        51,225
                                --------     ---------      ---------     ---------
Total expenses                   138,298         7,786              -       146,174
                                --------     ---------      ---------     ---------

Income/(loss) from operations     17,359        (7,876)             -         9,483
Other income/(expenses)          (12,078)          (63)             -       (12,141)
                                --------     ---------      ---------     ---------


                    GLOBALINK, LTD. And Subsidiary
                    Notes to Financial Statements
                             June 30, 2010
                      (Expressed in U.S. Dollars)



Income before income taxes         5,281        (7,939)             -        (2,658)
Income taxes                           -             -              -             -
                                --------     ---------      ---------     ---------
Net income/(loss)               $  5,281     $ (7,939)      $       -     $  (2,658)
                                ========     =========      =========     =========

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

On March 30, 2010, the Board of Directors authorized an additional 400,000 shares of common stock each to three directors. The options expire on March 31, 2012 and have a strike of $0.01.

9.   Net Revenue

The Company follows the reporting requirements of EIFT 99-19, which requires revenue to be reported net after costs. Following is the gross revenue and expenses for the period ending December 31, 2009 and the six months ended June 30, 2010.

                    GLOBALINK, LTD. And Subsidiary
                    Notes to Financial Statements
                             June 30, 2010
                      (Expressed in U.S. Dollars)

                      12/31/2009     06/30/2010
                      ----------     ----------
Gross Revenue         $2,612,970     $1,157,868
Cost of Revenue        2,307,566      1,002,211
                      ----------     ----------
                      $  305,404     $  155,657
                      ==========     ==========

10.  New accounting pronouncements:

In May 2008, the Accounting Standards Codification issued 944, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of Accounting Standards Codification 944". Accounting Standards Codification 944 clarifies how Accounting Standards Codification 944 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. Accounting Standards Codification 944 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. Accounting Standards Codification 944 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Accounting Standards Codification issued 815, Disclosures about Derivative Instruments and Hedging Activities-an amendment of Accounting Standards Codification 815. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of Accounting Standards Codification 815, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the Accounting Standards Codification 815, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Standards Codification 810. This statement amends Accounting Standards Codification 810 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial

                    GLOBALINK, LTD. And Subsidiary
                    Notes to Financial Statements
                             June 30, 2010
                      (Expressed in U.S. Dollars)

position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Accounting Standards Codification 805 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the Accounting Standards Codification, issued Accounting Standards Codification 805 (revised 2007), Business Combinations.' This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related Accounting Standards Codification 810, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the Accounting Standards Codification, issued Accounting Standards Codification 810, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of Accounting Standards Codification 320. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in Accounting Standards Codification 810 are elective; however, an amendment to Accounting Standards Codification 320 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. Accounting Standards Codification 810 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will

                    GLOBALINK, LTD. And Subsidiary
                    Notes to Financial Statements
                             June 30, 2010
                      (Expressed in U.S. Dollars)

adopt Accounting Standards Codification 810 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the Accounting Standards Codification issued Accounting Standards Codification 820, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

After acquisition of OneWorld on October 31, 2008, Globalink received significant improvement in cash position. At June 30, 2010, Globalink & its subsidiary have $347,780 cash on hand.

For the six months ended June 30, 2010, Globalink had a note payable for the purchase of subsidiary of $(159,105). As a result, Globalink had cash flows used in investing activities of $159,105 for the six months ended June 30, 2010.

For the six months ended June 30, 2009, Globalink acquired capital assets of $1,461 and had a note payable for the purchase of subsidiary of $(310,695). As a result, Globalink had cash flows used in investing activities of 312,156 for the six months ended June 30, 2009.

For the six months ended June 30, 2010, Globalink repaid advances from shareholders of $19,003 resulting in cash flows used in financing activities of $19,003.

For the six months ended June 30, 2009, Globalink repaid advances from shareholders of $30,390 resulting in cash flows from financing activities of $30,390.

Results of Operations

For the three months ended June 30, 2010, Globalink received revenues of $81,758. Expenses consisted of wages and salaries of $54,442 and other administrative expenses of $32,384. Additionally, Globalink had other expenses of $27,883 resulting in net loss of $32,951 for the three months ended June 30, 2010.

Comparatively, for the three months ended June 30, 2009, Globalink received revenues of $60,217. The expenses of $78,542 consisted mainly of basic operating expenses and legal and accounting expenses necessary to complete filings with the Securities and Exchange Commission. Other administrative expenses increased in spite of management's attempts to reduce overhead costs. Additionally, Globalink received other income of $37,915 resulting in net income of $19,590 for the three months ended June 30, 2009.

For the six months ended June 30, 2010, Globalink received revenues of $155,657. Expenses consisted of wages and salaries of $94,949 and other administrative expenses of $51,225. Additionally, Globalink had other expenses of $12,141 resulting in net loss of $2,658 for the three months ended June 30, 2010.

Comparatively, for the six months ended June 30, 2009, Globalink received revenues of $125,944. The expenses of $147,234 consisted mainly of basic operating expenses and legal and accounting expenses necessary to complete filings with the Securities and Exchange Commission. Other administrative expenses stayed relatively stable in spite of management's attempts to reduce overhead costs. Additionally, Globalink received other income of $17,280 resulting in net loss of $4,010 for the six months ended June 30, 2009.

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

Off-Balance Sheet Arrangements

Globalink had no material off-balance sheet arrangements as of June 30, 2010.

Contractual Obligations

Globalink has no material contractual obligations.

New Accounting Pronouncements

In May 2008, the Accounting Standards Codification issued 944, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of Accounting Standards Codification 944". Accounting Standards Codification 944 clarifies how Accounting Standards Codification 944 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. Accounting Standards Codification 944 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. Accounting Standards Codification 944 has no effect on Globalink's financial position, statements of operations, or cash flows at this time.

In March 2008, the Accounting Standards Codification issued 815, Disclosures about Derivative Instruments and Hedging Activities-an amendment of Accounting Standards Codification 815. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Globalink has not yet adopted the provisions of Accounting Standards Codification 815, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the Accounting Standards Codification 815, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Standards Codification 810. This statement amends Accounting Standards Codification 810 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Accounting Standards Codification 805 (revised 2007). Globalink will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on Globalink's consolidated financial position, results of operations or cash flows.

In December 2007, the Accounting Standards Codification, issued Accounting Standards Codification 805 (revised 2007), Business Combinations.' This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related Accounting Standards Codification 810, Noncontrolling Interests in Consolidated Financial
Statements. Globalink will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on Globalink's consolidated financial position, results of operations or cash flows.

In February 2007, the Accounting Standards Codification, issued Accounting Standards Codification 810, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of Accounting Standards Codification 320. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in Accounting Standards Codification 810 are elective; however, an amendment to Accounting Standards Codification 320 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. Accounting Standards Codification 810 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. Globalink will adopt Accounting Standards Codification 810 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the Accounting Standards Codification issued Accounting Standards Codification 820, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Globalink will adopt this statement March 1, 2008, and it is not believed that this will have an impact on Globalink's consolidated financial position, results of operations or cash flows.

These new accounting pronouncements are not currently expected to have a material effect on our financial Statements, except as noted above.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies.

Item 4T.  Controls and Procedures

During the three months ended June 30, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2010. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures effective as of June 30, 2010 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 1A.  Risk Factors
          Not applicable for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. On March 30, 2010, the Board of Directors authorized an additional 400,000 shares of common stock each to three directors. The options expire on March 31, 2012 and have a strike of $0.01.

Item 3.   Defaults Upon Senior Securities.
          None

Item 4.  (Removed and Reserved)

Item 5.   Other Information
          None

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

Dated:  August 16, 2010

GLOBALINK, LTD.

By: /s/Robin Young
---------------------------
Robin Young, President and Director