Form 10-Q
period 2010-09-30
GLOBALINK, LTD.
filed 2010-11-18
CIK 1361540

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2010
-OR-
 [ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was
required to submit and post such files).   Yes [ ]   No [ ]

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

The number of outstanding shares of the registrant's common stock, November 18, 2010

  Common Stock  -  24,785,000

PART I
Item I - FINANCIAL STATEMENTS

Consolidated Balance Sheet as of September 30, 2010 and December 31,
2009
Consolidated Statement of Operations for the three and nine months ended September 30, 2010 and 2009
Consolidated Statement of Cash Flows for the nine months ended
September 30, 2010 and 2009
Consolidated Notes to Financial Statements

                     GLOBALINK, LTD. And Subsidiary
                      Consolidated Balance Sheet
                   September 30, 2010 and December 31, 2009
                      (Expressed in U.S. Dollars)

                                                Unaudited      Audited
                                                9/30/2010    12/31/2009
                                                ---------    ----------
                    ASSETS
CURRENT ASSETS:
 Cash                                          $  435,949    $ 288,978
 Term deposit                                           -            -
 Accounts receivable trade                        296,630      149,000
 Other Receivable                                  43,974       61,798
 Other Current Assets                               6,167        7,857
                                               ----------    ---------
  TOTAL CURRENT ASSETS                            772,720      507,633
                                               ----------    ---------
Fixed assets, net of accumulated depreciation      11,754      13,820
Goodwill                                          274,449      274,449
                                               ----------    ---------
TOTAL ASSETS                                   $1,058,923    $ 795,902
                                               ==========    =========
             LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts Payable and accrual                  $  718,504    $ 387,298
 Notes payable OneWorld Acquisition                     -      159,105
 Dividends payable                                      -            -
 Other current liabilities                         58,301            -
                                               ----------    ---------
  TOTAL CURRENT LIABILITIES                       776,805      546,403
                                               ----------    ---------
OTHER LIABILITIES:
 Advances from Shareholders                        30,523       49,526
                                               ----------    ---------
  TOTAL OTHER LIABILITIES                          30,523       49,526
                                               ----------    ---------
TOTAL LIABILITIES                                 807,328      595,929
                                               ----------    ---------
STOCKHOLDERS' EQUITY:
 Common Stock, $.0002 par value
  500,000,000 shares authorized and
  24,785,000 shares issued and outstanding          4,957        4,957
  Common Stock authorized, issued and
  outstanding 1,000,000 shares
 Preferred Stock authorized, issued and
  outstanding 1,000,000 shares
 Paid-in Surplus                                  403,243      403,243
 Retained earning                                (156,605)    (208,227)
                                               ----------    ---------
  TOTAL STOCKHOLDERS' EQUITY                      251,595      199,973
                                               ----------    ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $1,058,923    $ 795,902
                                               ==========    =========

      The accompanying notes are an integral part of these statements.

                     GLOBALINK, LTD. And Subsidiary
                  Consolidated Statements of Operations
       For the three and nine months ended September 30, 2010 and 2009
                      (Expressed in U.S. Dollars)
                             (Unaudited)

                                          Three Months              Nine Months
                                             Ended                     Ended
                                         September 30,             September 30,
                                       2010         2009         2010         2009
                                    ----------   ----------   ----------   ----------
Revenue                            $ 104,057    $  69,482    $ 259,714    $ 195,426

Expenses
  Wages & salaries                    52,976       39,197      147,925      134,485
  Expenses from subsidiary                 -            -            -            -
  Other administrative expenses       52,277       16,624      103,502       68,570
                                   ---------    ---------    ---------    ---------
                                     105,253       55,821      251,427      203,055
                                   ---------    ---------    ---------    ---------
Income (deficit) from operations      (1,196)      13,661        8,287       (7,629)
                                   ---------    ---------    ---------    ---------
Other income and expenses             55,476        5,145       43,335       22,425
                                   ---------    ---------    ---------    ---------
Income before income taxes            54,280       18,806       51,622       14,796
  Income tax                               -            -            -            -
                                   ---------    ---------    ---------    ---------
Income for the period              $  54,280    $  18,806    $  51,622    $  14,796
                                   =========    =========    =========    =========
Basic and diluted Loss
 per Share                         $  0.0022    $  0.0008    $  0.0021    $  0.0006
                                   =========    =========    =========    =========
Weighted Number of
 Common Shares                    24,785,000   24,785,000   24,785,000   24,785,000
                                  ==========   ==========   ==========   ==========

      The accompanying notes are an integral part of these statements.

                      GLOBALINK, LTD. And Subsidiary
                   Consolidated Statement of Cash Flows
         For the nine months ended September 30, 2010 and 2009
                      (Expressed in U.S. Dollars)
                                (Unaudited)

                                      For nine months   For nine months
                                          ended             ended
                                        09/30/10          09/30/09
                                     ----------------  ----------------
Cash Flows from Operating Activities
 Profit/(loss) for the period             $ 51,622          $ 14,796
 Less Depreciation not requiring
  use of funds                               2,066             3,701
 Net loss on exchange transactions               -                 -
 Income taxes (paid)/refunded
Net changes in working capital balances          -
(Increase)/decrease accounts receivable   (137,630)           62,553
 Other Receivable                           17,824            28,743
 (Increase)/decrease in other current
   assets                                    1,690           (47,135)
 Increase/(decrease) in accounts payable
  and accruals                             331,206             2,587
 (Due to)/refunded government agencies
 Increase in other liabilities              58,301            54,543
                                         ---------         ---------
 Cash flows provided/(used) in operating
  activities                               325,079           118,788
                                         ---------         ---------
Cash Flows from Financing Activities
 Increase/(decrease) in advances from
  shareholders                             (19,003)          (30,390)
 Cash dividend
 Share capital issued
                                         ---------         ---------
 Cash flows from financing activities      (19,003)          (30,390)
                                         ---------         ---------
Cash Flows from Investing Activities
 Acquisition of capital assets                   -            (1,461)
 Note payable for purchase of sub         (159,105)         (310,695)
 Purchase effects of subsidiary                  -                 -
 Cash from acquisition of Subsidiary             -                 -
                                         ---------         ---------
 Cash flows from (used in) investing
  activities                              (159,105)         (312,156)
                                         ---------         ---------
Net (Decrease) Increase in Cash
 And cash Equivalents                      146,971          (223,758)

Cash and Cash Equivalents at
 Beginning of Period                       288,978           579,464
                                         ---------         ---------
Cash and Cash Equivalents at
 End of Period                           $ 435,949         $ 355,706
                                         =========         =========
Represented by:
 Cash                                    $ 435,949         $ 355,706
 Term                                            -                 -
                                         ---------         ---------
                                         $ 435,949         $ 355,706
                                         =========         =========

      The accompanying notes are an integral part of these statements.

                    GLOBALINK, LTD. And Subsidiary
                    Notes to Financial Statements
                         September 30, 2010
                      (Expressed in U.S. Dollars)

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

2.  Accounting Policies

The financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America and reflect the following policies:

     a) Translation of foreign currencies
Monetary assets and liabilities in foreign currencies are translated into United States dollars at the prevailing year-end exchange rates. Revenue and expense items are translated at the average rates in effect during the month of transaction. Resulting exchange gains and losses on transactions are included in the determination of earnings for the year. The exchange loss for this period from January 1 to December 31, 2009 is $86,189 and an exchange loss of $43.335 for the nine months ended September 30, 2010.

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

                    GLOBALINK, LTD. And Subsidiary
                    Notes to Financial Statements
                          September 30, 2010
                      (Expressed in U.S. Dollars)

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

     e)  Income taxes
Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with Accounting Standards Codification regarding Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred taxes are provided for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

	f)  Net income per share of common stock
We have adopted Accounting Standards Codification regarding Earnings per Share, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. We do not have a complex capital structure requiring the computation of diluted earnings per share.

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

                    GLOBALINK, LTD. And Subsidiary
                    Notes to Financial Statements
                          September 30, 2010
                      (Expressed in U.S. Dollars)

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

4.  Advances from Shareholders

Advances from shareholders are for the reimbursement of expenses incurred on behalf of the company by the three principal shareholders and they bear no interest due. These notes are short term advances which are paid generally within one year. The balance at December 31, 2009 is $49,526 and $30,523 for September 30, 2010.

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

                    GLOBALINK, LTD. And Subsidiary
                    Notes to Financial Statements
                          September 30, 2010
                      (Expressed in U.S. Dollars)

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

                    GLOBALINK, LTD. And Subsidiary
                    Notes to Financial Statements
                         September 30, 2010
                      (Expressed in U.S. Dollars)

    Investment in subsidiary            -       431,401     (431,401)             -
    Other current assets            7,648           209            -          7,857
                                ---------     ---------    ---------      ---------
  Total current assets            800,965       448,764     (742,096)       507,633
  Fixed assets, net
    Of accumulated depreciation     6,436         7,384            -         13,820
  Goodwill                              -       274,449            -        274,449
                                ---------     ---------    ---------      ---------
TOTAL ASSETS                    $ 807,401     $ 730,597   $(742,096)      $ 795,902
                                =========     =========    =========      =========
LIABILITIES AND SHAREHOLDERS EQUITY
  Current Liabilities
    Accounts payable            $ 356,997     $  30,301    $       -      $ 387,298
    Notes payable                       -       469,800     (310,695)       469,800
    Other current liabilities      19,003        30,523            -         49,526
                                ---------     ---------    ---------      ---------
  Total current liabilities       376,000       530,624     (310,695)       595,929
  Shareholders Equity
    Common stock                   19,102         4,957      (19,102)         4,957
    Paid in surplus                     -       403,243            -        403,243
    Retained earnings/(deficit)   412,299      (208,227)    (412,299)      (208,227)
                                ---------     ---------     --------      ---------
  Total shareholders equity       431,401       199,973     (431,401)       199,973
                                ---------     ---------     --------      ---------
TOTAL LIABILITIES AND
 SHAREHOLDERS EQUITY            $ 807,401     $ 730,597    $(742,096)     $ 795,902
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
                                ========     =========     ==========     =========

                    GLOBALINK, LTD. And Subsidiary
                    Notes to Financial Statements
                         September 30, 2010
                      (Expressed in U.S. Dollars)

                                OneWorld     Globalink
                                9/30/10       9/30/10     Eliminations    Consolidated
                                --------     --------     ------------    ------------
ASSETS
  Current Assets:
    Cash                       $  428,522     $   7,427            -     $  435,949
    Accounts receivable           286,630             -            -        286,630
    Other receivable              354,669             -     (310,695)        43,974

    Investment in subsidiary            -       514,439     (514,439)             -
    Other current assets            5,958           209            -          6,167
                               ----------     ---------    ---------     ----------
  Total current assets          1,075,779       522,075     (825,134)       772,720
  Fixed assets, net
    Of accumulated depreciation     6,730         5,024            -         11,754
  Goodwill                              -       274,449            -        274,449
                               ----------     ---------    ---------     ----------
TOTAL ASSETS                   $1,082,500     $ 801,548    $(825,134)    $1,058,923
                               ==========     =========    =========     ==========
LIABILITIES AND SHAREHOLDERS EQUITY
  Current Liabilities
    Accounts payable           $  509,769     $ 208,735    $       -     $  718,504
    Notes payable                       -       310,695     (310,695)             -
    Other current liabilities      58,301        30,523            -         88,824
                               ----------     ---------    ---------     ----------
  Total current liabilities       568,070       549,953     (310,695)       807,328
  Shareholders Equity
    Common stock                   19,396         4,957      (19,396)         4,957
    Paid in surplus                     -       403,243            -        403,243
    Retained earnings/(deficit)   495,043      (156,605)    (495,043)      (156,605)
                                ---------     ---------     --------     ----------
  Total shareholders equity       514l439       251,595     (514,439)       251,595
                                ---------     ---------     --------     ----------
TOTAL LIABILITIES AND
 SHAREHOLDERS EQUITY           $1,082,509     $ 801,548    $(825,134)    $1,058,923
                                =========     =========    =========     ==========

                                   For the nine months ended September 30, 2010
                                   --------------------------------------------
                                One World       Global   Eliminations  Consolidated
                                ---------       ------   ------------  ------------

Revenue:                        $259,714     $       -      $       -      $259,714
Expenses:
  Wages and salaries             147,925             -              -       147,925
  Subsidiary expenses                  -             -              -             -
  Other administrative expenses   72,924        30,578              -       103,502
                                --------     ---------      ---------     ---------
Total expenses                   220,849        30,578              -       251,427
                                --------     ---------      ---------     ---------

                    GLOBALINK, LTD. And Subsidiary
                    Notes to Financial Statements
                          September 30, 2010
                      (Expressed in U.S. Dollars)

Income/(loss) from operations     38,865       (30,578)             -         8,287
Other income/(expenses)           42,622           713              -        43,335
                                --------     ---------      ---------     ---------

Income before income taxes        81,847       (29,965)             -        51,622
Income taxes                           -             -              -             -
                                --------     ---------      ---------     ---------
Net income/(loss)               $ 81,487     $(29,865)      $       -     $  51,622
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

9.   Net Revenue

The Company follows the reporting requirements of EIFT 99-19, which requires revenue to be reported net after costs. Following is the gross revenue and expenses for the period ending December 31, 2009 and the nine months ended September 30, 2010.

                    GLOBALINK, LTD. And Subsidiary
                    Notes to Financial Statements
                          September 30, 2010
                      (Expressed in U.S. Dollars)

                      12/31/2009     06/30/2010
                      ----------     ----------
Gross Revenue         $2,612,970     $2,063,947
Cost of Revenue        2,307,566      1,804,233
                      ----------     ----------
                      $  305,404     $  259,714
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

                    GLOBALINK, LTD. And Subsidiary
                    Notes to Financial Statements
                          September 30, 2010
                      (Expressed in U.S. Dollars)

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

                    GLOBALINK, LTD. And Subsidiary
                    Notes to Financial Statements
                          September 30, 2010
                      (Expressed in U.S. Dollars)

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

After acquisition of OneWorld on October 31, 2008, Globalink received significant improvement in cash position. At September 30, 2010, Globalink & its subsidiary have $435,949 cash on hand.

For the nine months ended September 30, 2010, Globalink had a note payable for the purchase of subsidiary of $159,105. As a result, Globalink had cash flows used in investing activities of $159,105 for the nine months ended September 30, 2010.

For the nine months ended September 30, 2009, Globalink acquired capital assets of $1,461 and had a note payable for the purchase of subsidiary of $310,695. As a result, Globalink had cash flows used in investing activities of $312,156 for the nine months ended September 30, 2009.

For the nine months ended September 30, 2010, Globalink repaid advances from shareholders of $19,003 resulting in cash flows used in financing activities of $19,003.

For the nine months ended September 30, 2009, Globalink repaid advances from shareholders of $30,390 resulting in cash flows from financing activities of $30,390.

Results of Operations

For the three months ended September 30, 2010, Globalink received revenues of $104,057. Expenses consisted of wages and salaries of $52,976 and other administrative expenses of $52,277. Additionally, Globalink has other income of $55,476 resulting in net income of $54,280 for the three months ended September 30, 2010.

Comparatively, for the three months ended September 30, 2009, Globalink received revenues of $69,482. The expenses of $55,821 consisted mainly of basic operating expenses and legal and accounting expenses necessary to complete filings with the Securities and Exchange Commission. Other administrative expenses increased in spite of management's attempts to reduce overhead costs. Additionally, Globalink received other income of $5,145 resulting in net income of $18,806 for the three months ended September 30, 2009.

For the nine months ended September 30, 2010, Globalink received revenues of $259,714. Expenses consisted of wages and salaries of $147,925 and other administrative expenses of $103,502. Additionally, Globalink had other income of $43,335 resulting in net income of $51,622 for the nine months ended September 30, 2010.

Comparatively, for the nine months ended September 30, 2009, Globalink received revenues of $195,426. The expenses of $203,055 consisted mainly of basic operating expenses and legal and accounting expenses necessary to complete filings with the Securities and Exchange Commission. Other administrative expenses stayed relatively stable in spite of management's attempts to reduce overhead costs. Additionally, Globalink received other income of $14,796 resulting in net income of $14,796 for the nine months ended September 30, 2009.

Hotel booking web site. The initial structure and preliminary functions of the Hotel Booking Web sites are done. We will launch the hotel web site in two stages.

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

By the end of this year, we intend to launch the final product, Hotel Booking Web site for consumers in general.

Off-Balance Sheet Arrangements

Globalink had no material off-balance sheet arrangements as of September
30, 2010.

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

In February 2007, the Accounting Standards Codification, issued Accounting Standards Codification 810, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of Accounting Standards Codification 320. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in Accounting Standards Codification 810 are elective; however, an amendment to Accounting Standards Codification 320 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. Accounting Standards Codification 810 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. Globalink will adopt Accounting Standards Codification 810 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the Accounting Standards Codification issued Accounting Standards Codification 820, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Globalink will adopt this statement March 1, 2008, and it is not believed that this will have an impact on Globalink's consolidated financial position, results of operations or cash flows.

These new accounting pronouncements are not currently expected to have a material effect on our financial Statements, except as noted above.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the three months ended September 30, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2010. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures effective as of September 30, 2010 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated:  November 18, 2010

GLOBALINK, LTD.

By: /s/Robin Young
---------------------------
Robin Young, President and Director