Form 10-Q/A
period 2010-06-30
GLOBALINK, LTD.
filed 2010-11-24
CIK 1361540

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             Amendment 1 to
                               FORM 10-Q

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

The number of outstanding shares of the registrant's common stock,
November 24, 2010:   Common Stock  -  24,785,000

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

                    GLOBALINK, LTD. And Subsidiary
                    Notes to Financial Statements
                             June 30, 2010
                      (Expressed in U.S. Dollars)

     d)  Stock-based compensation
Accounting Standards Codification 718, Accounting for Stock-based compensation requires companies to record compensation cost for stock-based employee compensation to be measured at the grant date, and not subsequently revised. The Company has chosen to continue to account for stock-based compensation using the provisions of ASC 718. In addition, the company's policy is to account for all stock based transactions in conformance with ASC 718.

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

     g)  Revenue recognition
Revenue is recorded when the corresponding expense can be recognized. Specially, room revenue is recorded when the client checks into the room. Due to this matching principle revenue is reported by the net proceeds of the services performed as required by Accounting Standards Codification 605.

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

In February 2007, the Accounting Standards Codification, issued Accounting Standards Codification 810, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of Accounting Standards Codification 320. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in Accounting Standards Codification 810 are elective; however, an amendment to Accounting Standards Codification 320 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. Accounting Standards Codification 810 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of ASC 810 Fair Value Measurements. The Company will

                    GLOBALINK, LTD. And Subsidiary
                    Notes to Financial Statements
                             June 30, 2010
                      (Expressed in U.S. Dollars)

adopt Accounting Standards Codification 810 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

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

In February 2007, the Accounting Standards Codification, issued Accounting Standards Codification 810, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of Accounting Standards Codification 320. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in Accounting Standards Codification 810 are elective; however, an amendment to Accounting Standards Codification 320 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. Accounting Standards Codification 810 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of ASC 810 Fair Value Measurements. The Company will adopt Accounting Standards Codification 810 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

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

During the edgarization process, the incorrect footnotes to the financial statements were inserted into the Form 10-Qs recently filed for the quarters ended June 30, 2010 and September 30, 2010. As a result, the registrant implemented new review procedures to ensure the accuracy in the required filings.

Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures were not effective as of June 30, 2010 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 4.   Removed and Reserved

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

Dated:  November 24, 2010

GLOBALINK, LTD.

By: /s/Robin Young
---------------------------
Robin Young, President and Director