Form 10-Q/A
period 2010-09-30
GLOBALINK, LTD.
filed 2010-11-24
CIK 1361540

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

Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures were not effective as of September 30, 2010 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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