Form 10-K
period 2010-12-31
GLOBALINK, LTD.
filed 2011-04-15
CIK 1361540

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the fiscal year ended 12/31/10

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

Large accelerated filer  [ ]          Accelerated filer          [ ]
Non-accelerated filer    [ ]          Smaller reporting company  [x]

Indicate by check mark whether Globalink is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The market value of the registrant's voting common stock held by non-affiliates of the registrant was approximately $201,750.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of April 15, 2011 was 24,785,000 shares of its common stock.

No documents are incorporated into the text by reference.

                           Table of Contents

Part I

ITEM 1.  BUSINESS                                                   4
ITEM 1A. RISK FACTORS                                               5
ITEM 1B. UNRESOLVED STAFF COMMENTS                                  5
ITEM 2.  PROPERTIES                                                 5
ITEM 3.  LEGAL PROCEEDINGS                                          5
ITEM 4.  (REMOVED AND RESERVED)                                     5

Part II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                      6
ITEM 6.  SELECTED FINANCIAL DATA                                    6
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                      7
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK                                                    11
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               12
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                     33
ITEM 9A. CONTROLS AND PROCEDURES                                   33
ITEM 9B.  OTHER INFORMATION                                        34

Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERANCE 35
ITEM 11.  EXECUTIVE COMPENSATION                                   36
ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDERS MATTERS             37
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
           DIRECTOR INDEPENDENCE                                   38
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES                   39
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES                  39
SIGNATURES                                                         40

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

Our hotel travel booking web site for the business-to-business stage is
now under testing prior to the official launching.   The initial 39,000
available hotel rooms have been uploaded to the site, and will facilitate travel agencies to book rooms directly via the internet
without having to personally call the office for booking.   Official
launching is anticipated to be in the early second quarter of 2011. Initially the web site will only facilitate the company's travel agency customers, who already have or will set up accounts with us (B to B).

B to B is defined as business interactions between one business entity (OneWorld) to other business entities (the travel agencies in the travel industry). Our next stage of the web site development will be to facilitate non-business customers such that any individuals wishing to book rooms themselves may do so from our web site instead of booking through their travel agencies (B to C). B to C is defined as business interactions between a business entity (OneWorld) and the individual customers, be they an individual or corporation, whose business is not related to the travel industry. We anticipate this 2nd stage of the web site would be ready for launching during the last quarter of 2011.

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

The registrant leases its administrative offices for $US938 per month. The lease expires in May 2011. The operating lease expense for the year ended December 31, 2010 was $11,256.


ITEM 3.   LEGAL PROCEEDINGS.

The registrant is aware of no pending or threatened litigation.


ITEM 4.   (REMOVED AND RESERVED)

                               PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

    Item 5(a)

a) Market Information. Our common stock is listed on the OTC Markets under the symbol GOBK as of December 20, 2007 and the first trade was made on March 6, 2008.

The following table sets forth the range of high and low bid quotations for the registrant's common stock. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.
        Quarter  Ended                 High Bid             Low Bid
             3/31/09                     .10                   .02
             6/30/09                     .05                   .05
             9/30/09                     .05                   .05
            12/31/09                     .06                   .05
             3/31/10                     .05                   .05
             6/30/10                     .05                   .05
             9/30/10                     .05                   .05
            12/31/10                     .05                   .05

b) Holders. At April 15, 2011, there were approximately 62 shareholders of the registrant.

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

For the year ended December 31, 2010, Globalink repaid advances from shareholders of $34,543.

For the year ended December 31, 2009, Globalink received advances from shareholders of $19,136. As a result, Globalink had net cash from financing activities of $19,136 for the year ended December 31, 2008.

For the year ended December 31, 2010, Globalink paid $159,105 on a note payable for the purchase of OneWorld. As a result, the registrant had cash flows used in investing activities of $159,105 for the year ended December 31, 2010.

For the year ended December 31, 2009, Globalink paid $310,695 on a note payable for the purchase of OneWorld. As a result, the registrant had cash flows used in investing activities of $310,695 for the year ended December 31, 2009.

For the year ended December 31, 2008, Globalink received advances from shareholders of $3,092. As a result, Globalink had net cash from financing activities of $3,092 for the year ended December 31, 2008.

Results of Operations

For the year ended December 31, 2010, Globalink received revenues of $373,772. The net income for the year ended December 31, 2010 was 79,226. Expenses consisted of wages and salaries of $169,416 and other administrative expenses of $184,481. The increase in expenses for the year ended December 31, 2010 was due to increased operations and the costs of being a reporting company.

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

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of December 31, 2010.

Contractual Obligations

The registrant has no material contractual obligations

New Accounting Pronouncements

In May 2008, the Accounting Standards Codification issued 944, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of Accounting Standards Codification 944". Accounting Standards Codification 944 clarifies how Accounting Standards Codification 944 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. Accounting Standards Codification 944 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. Accounting Standards Codification 944 has no effect on the registrant's financial position, statements of operations, or cash flows at this time.

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

This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The registrant has not yet adopted the provisions of Accounting Standards Codification 815, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

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

In February 2007, the Accounting Standards Codification, issued Accounting Standards Codification 810, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of Accounting Standards Codification 320. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in Accounting Standards Codification 810 are elective; however, an amendment to Accounting Standards Codification 320 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. Accounting Standards Codification 810 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of ASC 810 Fair Value Measurements. The registrant adopted Accounting Standards Codification 810 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

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
                           206.547.6050

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
GLOBALINK, LTD.
Vancouver,B.C., Canada

We have audited the balance sheets of GLOBALINK, LTD. AND SUBSIDIARY, as at DECEMBER 31, 2010 AND 2009, the statements of earnings and deficit, stockholders' deficiency and cash flows for the periods then ended Theses financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GLOBALINK LTD. AND SUBSIDIARY, as of December 31, 2010 and the results its their operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles accepted in the United States of America.


/s/Thomas J. Harris
---------------------
Thomas J Harris, CPA
April 13, 2011

                  GLOBALINK, LTD. and Subsidiary
                    Consolidated Balance Sheet
                    December 31, 2010 and 2009
                    (Expressed in U.S. Dollars)

                                               2010       2009
                                             --------   --------
                   ASSETS
CURRENT ASSETS:
  Cash                                       $405,091   $288,978
  Term deposit
  Accounts receivable trade                   232,756    149,000
  Other Receivable                                        61,798
  Other Current Assets                          2,453      7,857
                                             --------   --------
TOTAL CURRENT ASSETS                          640,300    507,633
                                             --------   --------
Fixed assets, net of accumulated depreciation   9,577     13,820

Goodwill                                      274,449    274,449
                                             --------   --------
TOTAL ASSETS                                 $924,326   $795,902
                                             ========   ========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable and Accrual               $579,564   $387,298
  Notes payable One World Acquisition                    159,105
  Dividends payable
  Other current liabilities                    50,580
                                             --------   --------
TOTAL CURRENT LIABILITIES                     630,144    546,403
                                             --------   --------
OTHER LIABILITIES:
Advances from Shareholders                     14,983     49,526
                                             --------   --------
TOTAL OTHER LIABILITIES                        14,983     49,526
                                             --------   --------
TOTAL LIABILITIES                             645,127    595,929
                                             --------   --------
STOCKHODLERS' EQUITY:
  Common Stock, $.0002 par value 500,000,000
    shares authorized and 24,785,000 shares
    issued and outstanding                      4,957      4,957
  Common Stock authorized, issued and
    outstanding 1,000,000 shares
  Preferred Stock authorized, issued and
    outstanding 1,000,000 shares

  Paid-in Surplus                             403,243    403,243
  Retained earning                           (129,001)  (208,227)
                                             --------   --------
TOTAL STOCKHOLDERS' EQUITY                    279,199    199,973
                                             --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $924,326   $795,902
                                             ========   ========





   The accompanying notes are an integral part of these statements

                  GLOBALINK, LTD. And Subsidiary
               Consolidated Statements of Operations
           For the year ended December 31, 2010 and 2009
                    (Expressed in U.S. Dollars)

                                 For twelve months  For twelve months
                                       ended             ended
                                     12/31/10          12/31/09
                                    ----------        ----------
Revenue                             $  373,772        $  305,404

Expenses
  Wages and salaries                   169,416           138,287
  Expenses from subsidiary
  Other administrative expenses        184,481           193,746
                                    ----------        ----------
                                       353,897           332,033
                                    ----------        ----------
Income (deficit) from operations        19,875           (26,629)
                                    ----------        ----------

Other income and expenses               59,351            86,189
                                    ----------        ----------

Income before income taxes              79,226            59,560
Income tax                                                     -
                                    ----------        ----------
Income for the period               $   79,226        $   59,560
                                    ==========        ==========

Basic and Diluted Loss per Share        0.0032            0.0024
                                    ==========        ==========
Weighted Number of Common Shares    24,785,000        24,785,000
                                    ----------        ----------






   The accompanying notes are an integral part of these statements

                 GLOBALINK, LTD. And Subsidiary
      Consolidated Statements of Shareholders' Equity (Deficit)
              For the Years Ended December 31, 2010
                   (Expressed in U.S. Dollars)

                                                                          Total
                          Number of Common Preferred Paid In Retained Stockholders'
                            Shares   Stock   Stock   Surplus Earnings     Equity
                          ---------- ------  ------  -------- ---------  --------
Balance - June 30, 2006    2,000,000 $6,382  $6,382  $      - $ 221,660  $234,424
Net Income 2007                                                  70,743    70,743
                          ---------- ------  ------  -------- ---------  --------
Balance at June 30, 2007   2,000,000  6,382   6,382         -   292,403   305,167

Dividends paid                                                  (29,502)  (29,502)
Net income 2008                    -      -                 -   119,371   119,371
                          ---------- ------  ------  -------- ---------  --------
Balance at June 30, 2008   2,000,000  6,382   6,382         -   382,272   395,036

Effects of merger                                               (39,283)  (39,283)
Net income July 1, 2008
  through October 31, 2008                                       19,598    19,598
                          ---------- ------  ------  -------- ---------  --------
Balance at
  October 31, 2008         2,000,000 $6,382  $6,382  $      - $ 362,587  $375,351
                          ========== ======  ======  ======== =========  ========
Effect of 5 for 1 stock
  split and reduction of
  par value to .0002      22,785,000  4,557           223,643  (160,956)   67,244

Shares issued in
  acquisition of OneWorld
  Hotel Destination
  Services, Inc.           2,000,000    400           179,600         -   180,000

Net loss for the year
  ended December 31, 2008                                      (106,831) (106,831)
                          ---------- ------  ------  -------- ---------  --------
Balance at
  December 31, 2008       24,785,000  4,957           403,243  (267,787)  140,413

Net Income for the year
  ended December 31, 2009                                        59,560    59,560
                          ---------- ------  ------  -------- ---------  --------
Balance at
  December 31, 2009       24,785,000  4,957       -   403,243  (208,227)  199,973

Net Income for the year
  ended December 31, 2010                                        79,226
                          ---------- ------  ------  -------- ---------  --------
Balance at
  December 31, 2010       24,785,000 $4,957  $    -  $403,243 $(129,001)$199,973
                          ========== ======  ======  ======== ========= ========

      The accompanying notes are an integral part of these statements

                         GLOBALINK, LTD.
               Consolidated Statement of Cash Flows
          For the year ended December 31, 2010 and 2009
                  (Expressed in U.S. Dollars)

                                    For Year Ended    For Year Ended
                                   December 31, 2010 December 31, 2009
                                   ----------------- -----------------
Cash Flows from Operating Activities
  Profit/(loss) for the period              $ 79,226          $ 59,560
  Less Depreciation not requiring
    use of funds                               4,243             4,089
  Net loss on exchange transactions
  Income taxes (paid)/refunded
Net changes in working capital balances
  (Increase)/decrease accounts receivable    (83,756)          (39,594)
  Other Receivable                            61,798           (33,055)
  (Increase)/decrease in other
    current assets                             5,404            14,526
  Increase/(decrease) in accounts
    payable and accruals                     192,266            (4,453)
  (Due to)/refunded government agencies                              0
  Increase in the current liabilities         50,580                 0
                                            --------          --------
Cash flows provided/(used) in
  operating activities                       309,761             1,073
                                            --------          --------
Cash Flows from Financing Activities
  Increase/(decrease) in advances
    from shareholders                        (34,543)           19,136
  Cash dividend
  Share capital issued
                                            --------          --------
  Cash flows from financing activities       (34,543)           19,136
                                            --------          --------
Cash Flows from Investing Activities
  Acquisition of capital assets
  Note payable for purchase of sub          (159,105)         (310,695)
  Purchase effects of subsidiary
  Cash from acquisition of Subsidiary
                                            --------          --------
  Cash flows from (used in) investing
    activities                              (159,105)         (310,695)
                                            --------          --------

Net (Decrease) Increase in Cash and
  Cash Equivalents                           116,113          (290,486)
Cash and Cash Equivalents at
  Beginning of Period                        288,978           579,464
                                            --------          --------
Cash and Cash Equivalents at End of Period  $405,091          $288,978
                                            ========          ========
Represented by:
  Cash                                       405,091           288,978
  Term
                                            --------          --------
                                            $405,091          $288,978
                                            ========          ========

   The accompanying notes are an integral part of these statements

                    GLOBALINK LTD. And Subsidiary
                    Notes to Financial Statements
                           December 31, 2010
                    (Expressed in U.S. Dollars)
                                Audited

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

Our hotel travel booking web site for the business-to-business stage is
now under testing prior to the official launching.   The initial 39,000
available hotel rooms have been uploaded to the site, and will facilitate travel agencies to book rooms directly via the internet
without having to personally call the office for booking.   Official
launching is anticipated to be in the early second quarter of 2011. Initially the web site will only facilitate the company's travel agency customers, who already have or will set up accounts with us (B to B).
B to B is defined as business interactions between one business entity (OneWorld) to other business entities (the travel agencies in the travel industry). Our next stage of the web site development will be to facilitate non-business customers such that any individuals wishing to book rooms themselves may do so from our web site instead of booking through their travel agencies (B to C). B to C is defined as business interactions between a business entity (OneWorld) and the individual customers, be they an individual or corporation, whose business is not related to the travel industry. We anticipate this 2nd stage of the web site would be ready for launching during the last quarter of 2011.

2. Accounting Policies

The financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America and reflect the following policies:

  a)   Translation of foreign currencies
Monetary assets and liabilities in foreign currencies are translated into United States dollars at the prevailing year-end exchange rates. Revenue and expense items are translated at the average rates in effect during the month of transaction. Resulting exchange gains and losses on transactions are included in the determination of earnings for the year. The exchange gain for the period from January 1 to December 31, 2009 is $86,189 and an exchange loss of $59,351 for the year ended December 31, 2010.

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

5. Federal income tax:

We follow Accounting Standards Codification regarding Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:
                                               12/31/2010  12/31/2009
Refundable Federal income tax attributable to:
Current operations                                $26,936     $20,250
Less, Nondeductible expenses                            0           0
Less, Change in valuation allowance               (26,936)    (20,250)
 Net refundable amount                                  0           0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:
                                               12/31/2010  12/31/2009
Deferred tax asset attributable to:
 Net operating loss carryover                     $43,860     $70,797
Less, Valuation allowance                         (43,860)    (70,797)
 Net deferred tax asset                                 0           0

At December 31, 2010, an unused net operating loss carryover approximating $129,001 is available to offset future taxable income; it expires beginning in 2018. Due to the change of control of the Company, the use of the net operating loss may be limited in the future.

6. Operating Leases

The Company leases its administrative offices for US$938 per month. The lease expires in May 2011. The operating lease expense for the year ended December 31, 2009 and 2008 was $1,876. Future minimum lease payments are as follows:

Year ending December 31,
 2010                                            $11,256
 2011                                             11,256
                                                 -------
                                                 $22,512
                                                 =======

                    GLOBALINK LTD. And Subsidiary
                    Notes to Financial Statements
                           December 31, 2010
                    (Expressed in U.S. Dollars)
                                Audited

7. Supplemental information - consolidated statements

                      One World   GlobaLink
                      12/31/2009 12/31/2009 Eliminations Consolidated
                        --------   --------    ---------     --------
             ASSETS
Current Assets:
  Cash                  $271,824   $ 17,154                  $288,978
  Accounts receivable    149,000          -                   149,000
  Other receivable       372,493                (310,695)      61,798
  Investment in subsidiary          431,401     (431,401)           -
  Other current assets     7,648        209                     7,857
                        --------   --------    ---------     --------
Total current assets     800,965    448,764     (742,096)     507,633

Fixed assets, net
  of accumulated
  depreciation             6,436      7,384                    13,820

Goodwill                            274,449                   274,449
                        --------   --------    ---------     --------
TOTAL ASSETS            $807,401   $730,597    $(742,096)    $795,902
                        ========   ========    =========     ========

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
  Accounts payable      $356,997   $ 30,301                  $387,298
  Notes payable                     469,800    $(310,695)     159,105
  Other current
    liabilities           19,003     30,523                    49,526
                        --------   --------    ---------     --------
Total current
  liabilities            376,000    530,624     (310,695)     595,929

Shareholders Equity
  Common stock            19,102      4,957      (19,102)       4,957
  Paid in surplus              -    403,243                   402,243
  Retained earnings/
    (deficit)            412,299   (208,227)    (412,299)    (208,227)
                        --------   --------    ---------     --------
Total shareholders
  equity                 431,401    199,973     (431,401)     199,973
                        --------   --------    ---------     --------
TOTAL LIABILITIES AND
  SHAREHOLDERS EQUITY   $807,401   $730,597    $(742,096)    $795,902
                        ========   ========    =========     ========

                    GLOBALINK LTD. And Subsidiary
                    Notes to Financial Statements
                           December 31, 2010
                    (Expressed in U.S. Dollars)
                                Audited

                               For the year ended December 31, 2010
                               ------------------------------------
                            One World Global Eliminations Consolidated
                             -------- -------         ---     --------
Revenue:                     $305,404 $     -                 $305,404

Expenses:
  Wages and salaries          138,287                          138,287
  Subsidiary expenses                                                -
  Other administrative
    expenses                  163,167  30,579                  193,746
                             -------- -------         ---     --------
Total expenses                301,454  30,579           -      332,033
                             -------- -------         ---     --------
Income/(loss) from operations   3,950 (30,579)          -      (26,629)
Other income/(expenses)        28,570  57,619                   86,189
                             -------- -------         ---     --------
Income before income taxes     32,520  27,040           -       59,560
Income taxes                                                         -
                             -------- -------         ---     --------
Net income/(loss)            $ 32,520 $27,040         $ -     $ 59,560
                             ======== =======         ===     ========

                    GLOBALINK LTD. And Subsidiary
                    Notes to Financial Statements
                           December 31, 2010
                    (Expressed in U.S. Dollars)
                                Audited

                        One World GlobaLink
                       12/31/2010 12/31/2010 Eliminations Consolidated
                       ---------- ----------    --------- ------------
            ASSETS
Current Assets:
  Cash                 $  401,428   $  3,663                  $405,091
  Accounts receivable     232,756          -                   232,756
  Other receivable        389,222                (389,222)           -
  Investment in subsidiary           528,475     (528,475)           -
  Other current assets      2,244        209                     2,453
                       ==========   ========    =========     ========
Total current assets    1,025,650    532,347     (917,697)     640,300
Fixed assets, net
  of accumulated
  depreciation              5,340      4,237                     9,577
Goodwill                             274,449                   274,449
                       ----------   --------    ---------     --------
TOTAL ASSETS           $1,030,990   $811,033    $(917,697)    $924,326
                       ==========   ========    =========     ========

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
  Accounts payable     $  467,475   $112,089                  $579,564
  Notes payable            14,983    389,222    $(389,222)      14,983
  Other current
    liabilities            20,057     30,523                    50,580
                       ----------   --------    ---------     --------
Total current
  liabilities             502,515    531,834     (389,222)     645,127

Shareholders Equity
  Common stock             19,960      4,957      (19,960)       4,957
  Paid in surplus                    403,243                   403,243
  Retained earnings/
    (deficit)             508,515   (129,001)    (508,515)    (129,001)
                       ----------   --------    ---------     --------
Total shareholders equity 528,475    279,199     (528,475)     279,199
                       ----------   --------    ---------     --------
TOTAL LIABILITIES AND
  SHAREHOLDERS EQUITY  $1,030,990   $811,033    $(917,697)    $924,326
                       ==========   ========    =========     ========

                    GLOBALINK LTD. And Subsidiary
                    Notes to Financial Statements
                           December 31, 2010
                    (Expressed in U.S. Dollars)
                                Audited

                                For the year ended December 31, 2010
                                ------------------------------------
                            One World Global  Eliminations Consolidated
                            --------- --------         ----   --------
Revenue:                     $373,772 $      -                $373,772

Expenses:
  Wages and salaries          169,416                          169,416
  Subsidiary expenses                                                -
  Other administrative
    expenses                  167,491   16,990                 184,481
                             -------- --------         ---    --------
Total expenses                336,907   16,990           -     353,897
                             -------- --------         ---    --------
Income/(loss) from operations  36,865  (16,990)          -      19,875
Other income/(expenses)        59,351                           59,351
                             -------- --------         ---    --------
Income before income taxes     96,216  (16,990)          -      79,226
Income taxes                                                         -
                             -------- --------         ---    --------
Net income/(loss)            $ 96,216 $(16,990)        $ -    $ 79,226
                             ======== ========         ===    ========

8. Business Combinations

Effective October 31, 2008, the Company issued 2,000,000 shares of common stock and a notes payable to acquire all of the outstanding stock of OneWorld Hotel Destination Services, Inc. The purchase is being accounted for as an acquisition as required by SFAS No. 141. Due to SFAS No. 141 OneWorld Hotel Destination Services, Inc. is considered the predecessor company. Goodwill has been recorded and listed as another asset. The purchase is being reported and operating as a wholly owned subsidiary of the parent company. The purchase has been recorded as follows:

2,000,000 shares of common stock valued at $.09 each equals $180,000.

Notes payable at $469,800, with 1% interest and maturity dates of May 9, 2011 and October 19, 2011

Total purchase price of OneWorld Hotel Destination Services, Inc. was
$649,800.

Net assets of OneWorld Hotel Destination Services, Inc. was $375,351.

Goodwill recorded on purchase ($649,800 - $375,351) is $274,449.

The quote for the price of the stock was from Otcbb.com. It showed the price of the stock to be in the $.10 range. The Company used a price of $.09 because of the large volume of shares. That is also the price used by the seller when he filed his Canadian income tax return. The value used for the note was principal amount.

Net assets were calculated as follows:

                                          One World
                                          10/31/2008
                                           --------
                ASSETS
Current Assets:
  Cash                                     $623,005
  Accounts receivable                       252,698
  Other current assets                       17,224
                                           --------
Total current assets                        892,927
Other Asset                                  44,536
                                           --------
TOTAL ASSETS                                937,463

LIABILITIES
Current Liabilities
  Accounts payable                         $560,263
  Other current liabilities                   1,849
                                           --------
Total current liabilities                   562,112
                                           --------
NET ASSETS                                 $375,251
                                           ========

Following is the pro forma balance sheet and income statement as of the acquisition date, October 31, 2008.

                        One World GlobaLink
                       10/31/2008 10/31/2008 Eliminations Consolidated
                         --------   --------    ---------   ----------
             ASSETS
Current Assets:
  Cash                   $623,005   $ 66,080                $  689,085
  Accounts receivable     252,698        251                   252,949
  Investment in subsidiary           375,351      375,351
  Other current assets     17,224                               17,224
                         --------   --------    ---------   ----------
Total current assets      892,927    441,682      375,351      959,258

Other Assets:
  Goodwill                           274,449                   274,449
  Other                    44,536     11,020                    55,556
                         --------   --------    ---------   ----------
TOTAL ASSETS             $937,463   $727,151    $ 375,351   $1,289,263
                         ========   ========    =========   ==========

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
  Accounts payable       $560,263   $  1,280                $  561,543
  Other current
    liabilities             1,849    500,100                   501,949
                         --------   --------    ---------   ----------
Total current liabilities 562,112    501,380            -    1,063,492

Shareholders Equity
  Common stock              6,382      4,957       (6,382)       4,957
  Paid in surplus               -    403,243                   403,243
  Preferred stock           6,382                  (6,382)           -
  Retained earnings/
    (deficit)             362,587   (182,429)    (362,587)    (182,429)
                         --------   --------    ---------   ----------
Total shareholders
  equity                  375,351    225,771     (375,351)     225,771
                         --------   --------    ---------   ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS EQUITY    $937,463   $727,151    $(375,351)  $1,289,263
                         ========   ========    =========   ==========

                    GLOBALINK LTD. And Subsidiary
                    Notes to Financial Statements
                           December 31, 2010
                    (Expressed in U.S. Dollars)
                                Audited

                                   January through October 31, 2008
                                   --------------------------------
                           One World**Global Eliminations Consolidated
                             -------  -------         ----     --------
Revenue                      $97,996  $     -         $ -      $97,996

Expenses:
  Wages and salaries          44,386                            44,386
  Other administrative
    expenses                  28,821    8,990                   37,811
                             -------  -------         ---      -------
Total expenses                73,207    8,990           -       82,197
                             =======  =======         ===      =======

Income/(loss) from operations 24,789   (8,990)          -       15,799
Other income/(expenses)       (5,191)   1,088                   (4,103)
                             -------  -------         ---      -------
Income before income taxes    19,598   (7,902)          -       11,696
Income taxes                                                         -
                             -------  -------         ---      -------
Net income/(loss)            $19,598  $(7,902)        $ -      $11,696
                             =======  =======         ===      =======

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

10. Net Revenue

The Company follows the reporting requirements of Accounting Standards Codification 605, which requires revenue to be reported net after costs. Following is the gross revenue and expenses for the period ending December 31, 2009 and the nine months ended September 30, 2010:

                                          12/31/2009  12/31/2010
                                          ----------  ----------
Gross Revenue                             $2,612,970  $3,166,602
Cost of Revenue                            2,307,566   2,792,830
                                          ----------  ----------
Net Revenue                               $  305,404  $  373,772
                                          ==========  ==========

11. Stock Based Compensation

On January 2, 2008 the Board of Directors approved a motion to extend to three Directors options to purchase 100,000 shares of common stock (pre 5:1 split) at $.10 per share to expire on January 2, 2010. On December 23, 2009 the Directors extended the options to January 2,

2012. No expense has been added as a result of the issuance of these options because the stock was trading and still is trading below the option price.

12. New accounting pronouncements:

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

In February 2007, the Accounting Standards Codification, issued Accounting Standards Codification 810, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of Accounting Standards Codification 320. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in Accounting Standards Codification 810 are elective; however, an amendment to Accounting Standards Codification 320 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. Accounting Standards Codification 810 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of ASC 810 Fair Value Measurements. The Company adopted Accounting Standards Codification 810 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the Accounting Standards Codification issued Accounting Standards Codification 820, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

These new accounting pronouncements are not currently expected to have a material effect on our financial Statements, except as noted above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to insure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or the persons performing similar functions, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were not effective as of December 31, 2010.

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

Management's Annual Report on Internal Control over Financial
Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, and concluded that it is not effective due to the reasons discussed above.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2010. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


ITEM 9B.  OTHER INFORMATION

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

The directors and executive officers are as follows:

NAME                                AGE      POSITIONS HELD          SINCE

Robin Young                          67      President/Director   Inception to
                                                                    Present

Ben Choi                             55      Treasurer/Director   Inception to
                                                                    Present

Daniel Lo                            44      Secretary/Director   Inception to
                                                                    Present

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

Ben Choi, Treasurer and Director, is a software development consultant. From 2001 to present, Mr. Choi has been project manager of NewViews Health Care Consultants Ltd, a company which develops health care software programs. He has also been the project leader of developing Pharmacy Claims Adjudicate Software, a Health Canada, Non-Insurance Health Benefit Pilot project & Medical Transportation Software for Alberta Regional Health Department. Mr. Choi has extensive consulting experiences in the technology fields including network services, hardware and software sales and implementation. Mr. Choi received a

Bachelor of Science degree from the University of Winnipeg in 1976. In 1988, he took courses in computer programming and data processing at the University of Alberta.

Daniel Lo, Secretary and Director, has been the president of LCF Advanced Technology Ltd which is a leading computer hardware solution company in Western Canada since 1996. LCF is an Intel Premier Partner and Microsoft Certified partner. In 1998, Mr. Lo led LCF to become an ISO 2002 company and upgraded the company into the new ISO 2001:2000 standard in 2003. The ISO 2001:2000 standard is an international quality management system which ensures consistency and improvement of working practices, including the products and services product. In 1986, Mr. Lo received his business administration degree in finance from Simon Fraser University, BC.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the registrant must file a Form 4 reporting the acquisition or disposition of registrant's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply. Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the registrant's fiscal year. Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder. To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners have not complied with all applicable Section 16(a) filing requirements during 2010.

Code of Ethics Policy

The registrant has prepared but has not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of December 31, 2010, the number and percentage of outstanding shares of the registrant's common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

Name of Beneficial Owners      Common Stock
                               Beneficially Owned    Percentage(1)

Robin Young                     3,750,000                15.13%
426 Main Street
Suite #202
Vancouver, B.C. V6A 2T4

Ben Choi                        3,750,000                15.13%
426 Main Street
Suite #202
Vancouver, B.C. V6A 2T4

Daniel Lo                       3,750,000                15.13%
333 - 13988 Cambie Road
Richmond, B.C. Canada V6V 2K4

Directors and Officers,
as a group(3 persons)          11,250,000                45,39%

Barry Phillips 	              3,750,000                15.13%
7903 - 93a Ave.
Edmonton, Alberta T6C 1V2

Petula Wong                     3,750,000                15.13%
Rm C 12/F 55 Tong Mi Road
Kowloon, Hong Kong

Vincent Au                      2,000,000                8.07%
426 Main Street
Suite #202
Vancouver, B.C. V6A 2T4

 (1) Based upon 24,785,000 issued and outstanding as of December 31, 2010.

All the above-named officers and directors would be deemed to be promoters of Globalink.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

Shareholder Advances. Advances from shareholders are for the reimbursement of expenses incurred on behalf of the registrant by Robin Young and Ben Choi, officers and directors of the registrant and they bear no interest. These notes are short term advances which are paid generally within one year. The balance at December 31, 2009 is $49,526 and $30,523 for December 31, 2010.

Director Independence.

The registrant's board of directors consists of Robin Young, Ben Choi and Daniel Lo. None of them is independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended December 31, 2010, there were no transactions with related persons other than as described in the section above entitled "Item 11. Executive Compensation".


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.   We incurred aggregate fees and expenses of $15,000 and
$15,000 from Thomas J. Harris, CPA, respectfully for the 2010 and 2009 fiscal years. Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-K and 10-Q.

Tax Fees.   We did not incur any aggregate tax fees and expenses from
Thomas J. Harris, CPA for the 2010 and 2009 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees.   We incurred audit related fees of $0 and $0 from
Thomas J. Harris, CPA during fiscal 2010 and 2009. The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years 2010 and 2009 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Thomas J. Harris, CPA solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Report of Independent Registered Public Accounting Firm
Balance Sheet:
  December 31, 2010 and 2009
Statements of Operations:
  For the year ended December 31, 2010 and 2009
Statements of Stockholders' Deficit:
  For the year ended December 31, 2010
Statements of Cash Flows:
  For the year ended December 31, 2010 and 2009
Notes to Financial Statements:
  December 31, 2010

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

Dated: April 15, 2011

/s/Robin Young
------------------------------
By: Robin Young, President/CEO

In accordance with the requirements of the Securities Exchange Act of 1934, as amendment, this report has been signed by the following persons in the capacities and on the dates stated.

Globalink, Inc.
(Registrant)

By: /s/Robin Young                     Dated: April 15, 2011
    ----------------------
    Robin Young

Director, Chief Executive Officer
(As a duly authorized officer on behalf of the registrant and as Principal Executive Officer)

By: /s/Ben Choi                        Dated: April 15, 2011
    ----------------------
    Ben Choi
Chief Financial Officer, Controller and Director


By: /s/Daniel Lo                       Dated: April 15, 2011
    ----------------------
    Daniel Lo
    Director