Form 10-Q
period 2011-03-31
GLOBALINK, LTD.
filed 2011-05-16
CIK 1361540

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                                FORM 10-Q

 [x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2011
-OR-
 [ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

The number of outstanding shares of the registrant's common stock, May 16, 2011: Common Stock - 24,785,000

PART I
Item I - FINANCIAL STATEMENTS

Consolidated Balance Sheet as of March 31, 2011 and December 31, 2010 Consolidated Statement of Operations for the three months ended March 31, 2011
Consolidated Statement of Cash Flows for the three months ended March
31, 2011
Consolidated Notes to Financial Statements

                   GLOBALINK, LTD. and Subsidiary
                     Consolidated Balance Sheet
                 March 31, 2011 and December 31, 2010
                    (Expressed in U.S. Dollars)

                                    March 31, 2011   December 31, 2011
                                      (Unaudited)        (Audited)
                                    --------------   -----------------
                       ASSETS

CURRENT ASSETS:
 Cash                                $   437,456       $   405,091
 Term deposit                                  -                 -
 Accounts receivable trade               246,372           232,756
 Other Receivable                              -                 -
 Other Current Assets                      2,715             2,453
                                     -----------       -----------
  TOTAL CURRENT ASSETS                   686,543           640,300
                                     -----------       -----------
Fixed assets, net of accumulated
 depreciation                              9,321             9,577

Goodwill                                 274,449           274,449
                                     -----------       -----------
TOTAL ASSETS                         $   970,313       $   924,326
                                     ===========       ===========
    LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts Payable and accural        $   540,805       $   579,564
 Notes payable OneWorld Acquisition            -                 -
 Dividends payable
 Other current liabilties                116,959            50,580
                                     -----------       -----------
  TOTAL CURRENT LIABILITIES              657,764           630,144
                                     -----------       -----------
OTHER LIABILITIES:
 Advances from Shareholders               30,523            14,983
                                     -----------       -----------
  TOTAL OTHER LIABILITIES                 30,523            14,983
                                     -----------       -----------
TOTAL LIABILITIES                        688,287           645,127
                                     -----------       -----------
STOCKHOLDERS' EQUITY:
 Common Stock,  $.0002 par value
 500,000,000 shares authorized and
 24,785.000 shares issued and
  outstanding                              4,957             4,957
 Common Stock authorized, issued and
  Outstanding-1,000,000 shares

 Preferred Stock authorized, issued
  and outstanding-1,000,000 shares
 Paid-in Surplus                         403,243           403,243
 Retained earning                       (126,174)         (129,001)
                                     -----------       -----------
  TOTAL STOCKHOLDERS' EQUITY             282,026           279,199
                                     -----------       -----------
TOTAL LIABILITIES & STOCKHOLDERS'
 EQUITY                              $   970,313       $   924,326
                                     ===========       ===========




      The accompanying notes are an integral part of these statements.

                      GLOBALINK, LTD. and Subsidiary
                  Consolidated Statements of Operations
            For the Three Months ended March 31, 2011 and 2010
                      (Expressed in U.S. Dollars)

                                       Three months     Three months
                                           ended           ended
                                         03/31/11         03/31/10
                                       ------------     ------------
Revenue                                $     62,735     $    78,176

Expenses
 Wages & salaries                            52,194          41,903
 Expenses from subsidiary
 Other administrative expenses               25,260          18,798
                                             77,454          60,701
Income (deficit) from operations            (14,719)         17,475

Other income and expenses                    17,546          12,818

Income before income taxes                    2,827          30,293
  Income tax                                      -               -
Income for the period                   $     2,827      $   30,293

Basic and Diluted Loss per Share             0.0001          0.0012

Weighted Number of Common Shares         24,785,000      24,785,000



      The accompanying notes are an integral part of these statements.

                      GLOBALINK, LTD. and Subsidiary
                  Consolidated Statement of Cash Flows
            For the Three Months ended March 31, 2011 and 2010
                      (Expressed in U.S. Dollars)


                                       Three months     Three months
                                           ended           ended
                                         03/31/11         03/31/10
                                       ------------     ------------

Cash Flows from Operating Activities
 Profit/(loss) for the period           $     2,827      $   30,293
 Less Depreciation not requiring use
  of funds                                      256             787
 Net loss on exchange transactions
 Income taxes (paid)/refunded
Net changes in working capital balances
 (Increase)/decrease accounts receivable    (13,616)        (46,618)
 Other Receivable                                 -          61,798
 (Increase)/decrease in other current
   assets                                      (262)          1,310
 Increase/(decrease) in accounts payable
  and accruals                              (38,759)         75,339
 (Due to)/refunded government agencies            -          34,549
 Increase in other current liabilities       66,379               -
                                          ---------       ---------
 Cash flows provided/(used) in
  operating activities                       16,825         157,458
                                          ---------       ---------
Cash Flows from Financing Activities
 Increase/(decrease) in advances from
  shareholders                               15,540         (19,003)
 Cash dividend                                    -               -
 Share capital issued                             -               -
                                          ---------       ---------
 Cash flows from financing activities        15,540         (19,003)
                                          ---------       ---------
Cash Flows from Investing Activities
 Acquisition of capital assets                    -          (1,385)
 Note payable for purchase of sub                 -        (159,105)
 Purchase effects of subsidiary                   -               -
 Cash from acquisition of Subsidiary              -               -
                                          ---------       ---------
 Cash flows from (used in) investing
  activities                                      -        (160,490)
                                          ---------       ---------
Net (Decrease) Increase in Cash
 And cash Equivalents                        32,365         (22,035)
Cash and Cash Equivalents at
 Beginning of Period                        405,091         288,978
                                          ---------       ---------
Cash and Cash Equivalents at
 End of Period                            $ 437,456       $ 266,943
                                          =========       =========

Represented by:
 Cash                                       437,456         266,943
                                          ---------       ---------
 Term                                     $ 437,456       $ 266,943
                                          =========       =========



      The accompanying notes are an integral part of these statements.

                     Globalink Ltd. and Subsidiary
                     Notes to Financial Statements
                           March 31, 2011
                       (Expressed in U.S. Dollars)
                             Unaudited

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

                     Globalink Ltd. and Subsidiary
                     Notes to Financial Statements
                           March 31, 2011
                       (Expressed in U.S. Dollars)
                             Unaudited

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

                     Globalink Ltd. and Subsidiary
                     Notes to Financial Statements
                           March 31, 2011
                       (Expressed in U.S. Dollars)
                             Unaudited

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

                     Globalink Ltd. and Subsidiary
                     Notes to Financial Statements
                           March 31, 2011
                       (Expressed in U.S. Dollars)
                             Unaudited

4.  Advances from Shareholders

Advances from shareholders are for the reimbursement of expenses incurred on behalf of the company by the three principal shareholders and they bear no interest due. These notes are short term advances which are paid generally within one year. The balance at December 31, 2010 is $14,983 and $30,523 for March 31, 2010.

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

The provision for refundable Federal income tax consists of the following:

                                      12/31/2010     12/31/2009
Refundable Federal income tax
 attributable to:
Current operations                     $ 26,936       $ 20,250
Less, Nondeductible expenses                -0-            -0-
-Less, Change in valuation allowance    (26,936)       (20,250)
 Net refundable amount                      -0-            -0-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                      12/31/2010     12/31/2009
Deferred tax asset attributable to:
 Net operating loss carryover          $ 43,860       $ 70,797
Less, Valuation allowance               (43,860        (70,797)
 Net deferred tax asset                     -0-            -0-

At December 31, 2010, an unused net operating loss carryover approximating $129,001 is available to offset future taxable income; it expires beginning in 2018. Due to the change of control of the Company, the use of the net operating loss may be limited in the future.

                     Globalink Ltd. and Subsidiary
                     Notes to Financial Statements
                           March 31, 2011
                       (Expressed in U.S. Dollars)
                             Unaudited

Operating Leases

	The Company leases its administrative offices for US$938 per month. The lease expires in May 2011. The operating lease expense for the year ended December 31, 2009 and 2008 was $1,876. Future minimum lease payments are as follows:

Year ending December 31,

          2011          11,256
                       -------
                       $11,256
                       =======





              Balance of Page Intentionally Left Blank

                    GLOBALINK LTD. And Subsidiary
                    Notes to Financial Statements
                           March 31, 2011
                    (Expressed in U.S. Dollars)
                                Audited

7.  Supplemental information - consolidated statements

                      One World   GlobaLink
                      12/31/2010 12/31/2010 Eliminations Consolidated
                        --------   --------    ---------     --------
             ASSETS
Current Assets:
  Cash                $  401,428   $  3,663                  $405,091
  Accounts receivable    232,756          -                   232,756
  Other receivable       389,222                (389,222)           -
  Investment in subsidiary     -    528,475     (528,475)           -
  Other current assets     2,244       209             -        2,453
                      ----------   --------    ---------     --------
Total current assets   1,025,650    532,347     (917,697)     640,200

Fixed assets, net
  of accumulated
  depreciation             5,340      4,237            -        9,577
Goodwill                       -    274,449            -      274,449
                      ----------   --------    ---------     --------
TOTAL ASSETS          $1,030,990   $811,033    $(917,697)    $924,326
                      ==========   ========    =========     ========

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
  Accounts payable    $  467,475   $112,089            -     $579,564
  Notes payable           14,983    389,222    $(389,222)      14,983
  Other current
    liabilities           20,057     20,523            -       50,580
                      ----------   --------    ---------     --------
Total current
  liabilities            502,515    531,834     (389,222)     645,127

Shareholders Equity
  Common stock            19,960      4,957      (19,960)       4,957
  Paid in surplus              -    403,243            -      403,243
  Retained earnings/
    (deficit)            508,515   (129,001)    (508,515)    (129,001)
                      ----------   --------    ---------     --------
Total shareholders
  equity                 528,475    279,199     (528,475)     279,199
                      ----------   --------    ---------     --------
TOTAL LIABILITIES AND
  SHAREHOLDERS EQUITY $1,030,990   $811,033    $(917,697)    $924,326
                      ==========   ========    =========     ========

                    GLOBALINK LTD. And Subsidiary
                    Notes to Financial Statements
                           March 31, 2011
                    (Expressed in U.S. Dollars)
                                Audited

                               For the year ended December 31, 2010
                               ------------------------------------
                           One World Global Eliminations Consolidated
                            -------- ------ ------------ ------------
Revenue:                    $373,772 $      -              $373,772

Expenses:
  Wages and salaries         169,416                        169,416
  Subsidiary expenses                                             -
  Other administrative
    expenses                 167,491   16,990               184,481
                            -------- --------      ---     --------
Total expenses               336,907   16,990        -      353,897
                            -------- --------      ---     --------
Income/(loss) from operations 36,865  (16,990)       -      (19,875)
Other income/(expenses)       59,351        -        -       59,351
                            -------- --------      ---     --------
Income before income taxes    96,216  (16,990)       -       79,226
Income taxes                       -        -        -            -
                            -------- --------      ---     --------
Net income/(loss)           $ 96,216 $(16,990)     $ -     $ 79,226
                            ======== ========      ===     ========

                    GLOBALINK LTD. And Subsidiary
                    Notes to Financial Statements
                           March 31, 2011
                    (Expressed in U.S. Dollars)
                                Audited

                        One World GlobaLink
                        3/31/2011  3/31/2011 Eliminations Consolidated
                       ---------- ----------    --------- ------------
            ASSETS
Current Assets:
  Cash                 $  435,489   $  1,967                  $437,456
  Accounts receivable     246,372          -            -      246,372
  Other receivable        402,117          -     (402,117)           -
  Investment in subsidiary      -    532,575     (532,575)           -
  Other current assets      2,506        209            -        2,715
                       ==========   ========    =========     ========
Total current assets    1,086,484    534,751     (934,692)     686,543
Fixed assets, net
  of accumulated
  depreciation              5,871      3,450            -        9,321
Goodwill                        -    274,449            -      274,449
                       ----------   --------    ---------     --------
TOTAL ASSETS           $1,092,355   $812,650    $(934,692)    $970,313
                       ==========   ========    =========     ========

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
  Accounts payable     $  442,821   $ 97,984            -     $540,805
  Notes payable            95,903    402,117    $(402,117)      95,903
  Other current
    liabilities            21,056     30,523            -       51,579
                       ----------   --------    ---------     --------
Total current
  liabilities             559,780    530,624     (402,117)     688,287
Shareholders Equity
  Common stock             20,621      4,957      (20,621)       4,957
  Paid in surplus               -    403,243            -      403,243
  Retained earnings/
    (deficit)             511,954   (126,174)    (511,954)    (126,174)
                       ----------   --------    ---------     --------
Total shareholders equity 532,575    282,026     (532,575)     282,026
                       ----------   --------    ---------     --------
TOTAL LIABILITIES AND
  SHAREHOLDERS EQUITY  $1,092,355   $812,650    $(934,692)    $970,313
                       ==========   ========    =========     ========

                    GLOBALINK LTD. And Subsidiary
                    Notes to Financial Statements
                           December 31, 2010
                    (Expressed in U.S. Dollars)
                                Audited

                           For the three months ended March 31, 2011
                           -----------------------------------------
                           One World Global  Eliminations Consolidated
                           --------- ------  ------------ ------------
Revenue:                    $62,735 $      -        -       $62,735

Expenses:
  Wages and salaries         52,194        -        -
  Subsidiary expenses             -        -        -             -
  Other administrative
    expenses                 23,986    1,274        -        25,260
                            ------- --------      ---      --------
Total expenses               76,180    1,274        -        77,454
                            ------- --------      ---      --------
Income/(loss) from
 operations                 (13,445)       -        -       (14,719)
Other income/(expenses)      17,546        -        -        17,546
                            ------- --------      ---      --------
Income before income taxes    4,101   (1,274)       -         2,827
Income taxes                      -        -        -             -
                            ------- --------      ---      --------
Net income/(loss)           $ 4,101 $(16,990)     $ -      $  2,817
                            ======= ========      ===      ========

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

    Total purchase price of OneWorld Hotel Destination Services,
Inc. was $649,800.

    Net assets of OneWorld Hotel Destination Services, Inc. was
$375,351.

    Goodwill recorded on purchase ($649,800 - $375,351) is $274,449.

                    GLOBALINK LTD. And Subsidiary
                    Notes to Financial Statements
                           March 31, 2011
                    (Expressed in U.S. Dollars)
                             Audited

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

                    GLOBALINK LTD. And Subsidiary
                    Notes to Financial Statements
                           March 31, 2011
                    (Expressed in U.S. Dollars)
                                Audited

(continued)

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
                             =======  =======         ===      =======

                    GLOBALINK LTD. And Subsidiary
                    Notes to Financial Statements
                           March 31, 2011
                    (Expressed in U.S. Dollars)
                                Audited

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

                    GLOBALINK LTD. And Subsidiary
                    Notes to Financial Statements
                           March 31, 2011
                    (Expressed in U.S. Dollars)
                                Audited

10.   Net Revenue

The Company follows the reporting requirements of Accounting Standards Codification 605, which requires revenue to be reported net after costs. Following is the gross revenue and expenses for the period ending December 31, 2010 and the three months ended March 31, 2011:

                                      12/31/2010     3/31/2011
                                      ----------     ---------
Gross Revenue                         $3,166,602     $ 650,139

Cost of Revenue                        2,792,830       587,404
                                      ----------     ---------
Net Revenue                           $  373,772     $  62,735
                                      ==========     =========

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

                    GLOBALINK LTD. And Subsidiary
                    Notes to Financial Statements
                           March 31, 2011
                    (Expressed in U.S. Dollars)
                                Audited

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

                    GLOBALINK LTD. And Subsidiary
                    Notes to Financial Statements
                           March 31, 2011
                    (Expressed in U.S. Dollars)
                                Audited

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

For the three months ended March 31, 2011, Globalink did not pursue any investing activities.

For the three months ended March 31, 2010, Globalink acquired capital assets of $1,385. Additionally, for the three months ended March 31, 2010, Globalink had a note payable for the purchase of subsidiary of $159,105. As a result, Globalink had cash flows used in investing activities of $160,490 for the three months ended March 31, 2010.

For the three months ended March 31, 2011, Globalink had an increase in advances from shareholders of $15,540 resulting in cash flows provided by financing activities of $15,540.

For the three months ended March 31, 2010, Globalink had a decrease in advances from shareholders of $19,003 resulting in cash flows used in financing activities of $19,003.

Results of Operations

For the three months ended March 31, 2011, Globalink received revenues of $62,735. Expenses consisted of wages and salaries of $52,194 and other administrative expenses of $25,260. Additionally, Globalink had other income of $17,546 resulting in net income of $2,827 for the three months ended March 31, 2011.

Comparatively, for the three months ended March 31, 2010, Globalink received revenues of $78,176. The expenses of $60,701 consisted mainly of wages and salaries of $41,903 and basic operating expenses and legal and accounting expenses necessary to complete filings with the Securities and Exchange Commission. Other administrative expenses increased in spite of management's attempts to reduce overhead costs. Additionally, Globalink received other income of $12,818 resulting in net income of $30,293 for the three months ended March 31, 2010.

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

Off-Balance Sheet Arrangements

Globalink had no material off-balance sheet arrangements as of March 31, 2011.

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

Item 4.  Controls and Procedures

During the three months ended March 31, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2011.

During the edgarization process, the incorrect footnotes to the financial statements were inserted into the Form 10-Qs recently filed for the quarters ended June 30, 2010 and September 30, 2010. As a result, the registrant implemented new review procedures to ensure the accuracy in the required filings.

Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures were not effective as of March 31, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated:  May 16, 2011

GLOBALINK, LTD.

By: /s/Robin Young
---------------------------
Robin Young, Chief Executive Officer

By:  /s/Ben Choi
---------------------------
Ben Choi, Chief Financial Officer