Form 10-K/A
period 2009-12-31
GLOBALINK, LTD.
filed 2011-06-01
CIK 1361540

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                            AMENDMENT 2 TO
                              FORM 10-K

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

                        EXPLANATORY NOTE

This Amendment 2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 of Globalink, Ltd., originally filed with the Securities and Exchange Commission on April 15, 2010 amends the original Form 10-K in the manner described below.

Amendment 2 is being filed solely to include revised footnotes to the financial statements and the corresponding changes in the MD&A.

For convenience, Amendment 2 includes our complete Annual Report on Form 10-K. However, no information in the original Form 10-K is being modified or amended by Amendment 2 other than changes described above. Further, unless indicated otherwise, Amendment 2 does not reflect events occurring after April 15, 2010, which is the filing date of the original Form 10-K. Accordingly, Amendment 2 should be read in conjunction with the registrant's other filings with the SEC.

Pursuant to SEC rules, we have included currently-dated certifications from our chief executive officer and our chief financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Globalink, Ltd.
Form 10-K
For the Fiscal Year Ended December 31, 2009
 Table of Contents

Part I

ITEM 1.  BUSINESS                                                   4
ITEM 1A. RISK FACTORS                                               6
ITEM 1B. UNRESOLVED STAFF COMMENTS                                  6
ITEM 2.  PROPERTIES                                                 7
ITEM 3.  LEGAL PROCEEDINGS                                          7
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        7

Part II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                      8
ITEM 6.  SELECTED FINANCIAL DATA                                    8
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                      9
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK                                                    16
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               16
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                     44
ITEM 9A. CONTROLS AND PROCEDURES                                   44
ITEM 9B.  OTHER INFORMATION                                        45

Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL
           PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH
           SECTION 16(a) OF THE EXCHANGE ACT                       46
ITEM 11.  EXECUTIVE COMPENSATION                                   48
ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDERS MATTERS             48
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
           DIRECTOR INDEPENDENCE                                   49
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES                   50
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES                  50
SIGNATURES                                                         51

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

On line Web site progress
-------------------------
Our hotel travel booking web site for the business-to-business stage is
now under testing prior to the official launching.   The initial 39,000
available hotel rooms have been uploaded to the site, and will facilitate travel agencies to book rooms directly via the internet
without having to personally call the office for booking.   Official
launching is anticipated to be in the early second quarter of 2011. Initially the web site will only facilitate the company's travel agency customers, who already have or will set up accounts with us (B to B).
B to B is defined as business interactions between one business entity (OneWorld) to other business entities (the travel agencies in the travel industry). Our next stage of the web site development will be to facilitate non-business customers such that any individuals wishing to book rooms themselves may do so from our web site instead of booking through their travel agencies (B to C). B to C is defined as business interactions between a business entity (OneWorld) and the individual customers, be they an individual or corporation, whose business is not related to the travel industry. We anticipate this 2nd stage of the web site would be ready for launching during the last quarter of 2011.

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

Due to the recession in 2009, the registrant halted the plan to raise extra capital which is for the completion of the online hotel room reservation web site and the expansion of the Hotel booking business. The registrant decided to allocate the majority cash flow to maintain the operation of One World because of the recession in 2009. The officers and directors also agreed not to receive cash compensation for their management work in the registrant including the continuation of the development of the website in-house by the directors, the defraying of marketing, promotion and travel.

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

Contractual Obligations

The registrant has no material contractual obligations

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the registrant's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the registrant's financial position, statements of operations, or cash flows at this time.

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

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The registrant currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on Globalink's consolidated financial position, results of operations or cash flows.

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

/s/Thomas J. Harris, CPA
---------------------------
Thomas J Harris, CPA
April 2, 2010
Except for Notes 1, 9, 12 for which the date is March 29, 2011

Globalink, Ltd. and Subsidiary
Consolidated Balance Sheet
December 31, 2009 and 2008 and OneWorld October 31, 2008,
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

Globalink, Ltd. and Subsidiary
Consolidated Balance Sheet
December 31, 2009 and 2008 and OneWorld October 31, 2008,
June 30, 2008 and June 30, 2007
(Expressed in U.S. Dollars)
CONTINUED

                                             OneWorld Hotel Destination Services, Inc.
                                             -----------------------------------------
                                                 10/31/08      06/30/08     06/30/07
ASSETS                                           --------      --------     --------
Current assets:
  Cash                                         $  609,764    $  835,316   $  759,513
  Term deposit                                     13,240        15,690       14,076
  Accounts receivable trade                       252,698       148,185      261,884
  Other Receivable                                 35,981             -        2,805
  Other Current Assets                             17,223        15,642       19,329
                                               ----------    ----------   ----------
    Total current assets                          928,906     1,014,833    1,057,607
                                               ----------    ----------   ----------
Fixed assets, net of accumulated
  depreciation                                      8,555         9,192        9,596
                                               ----------    ----------   ----------
Goodwill                                                -             -            -
                                               ----------    ----------   ----------
TOTAL ASSETS                                   $  937,461    $1,024,025   $1,067,203
                                               ==========    ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrual                 $  560,262    $  553,761   $  756,468
  Notes payable OneWorld Acquisition                    -             -            -
  Dividends payable                                     -        19,668            -
  Other current liabilities                         1,848         3,307        5,568
                                               ----------    ----------   ----------
    Total current liabilities                     562,110       576,736      762,036
                                               ----------    ----------   ----------
OTHER LIABILITIES:
  Advances from Shareholders                            -        52,253            -
                                               ----------    ----------   ----------
    Total other liabilities                             -        52,253            -
                                               ----------    ----------   ----------
TOTAL LIABILITIES                                 562,110       628,989      762,036
                                               ----------    ----------   ----------
STOCKHOLDERS' EQUITY:
  Common stock, $.0002 par value,
   500,000,000 shares authorized and
   24,785,000 shares issue and
     outstanding                                        -             -            -
  Common Stock authorized, issued
   and outstanding 1,000,000 shares                 6,382         6,382        6,382
  Preferred Stock authorized, issued
   and outstanding 1,000,000 shares                 6,382         6,382        6,382
  Paid-in Surplus                                       -             -            -


Retained earnings                                 362,587       382,272      292,403
                                               ----------    ----------   ----------
    Total Stockholders' Equity                    375,351       395,036      305,167
                                               ----------    ----------   ----------
TOTAL LIABILITIES & STOCKHOLDERS'
  EQUITY                                       $  937,461    $1,024,025   $1,067,203
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


                                       For twelve months        For twelve months
                                             ended                    ended
                                           12/31/09                 12/31/08
                                         ------------             -------------
Revenue                                   $ 305,404                 $  38,768
Expenses
  Wages & salaries                          136,287                    26,290
  Expenses from subsidiary                        -                    67,915
  Other administrative expenses             193,746                    34,521
                                          ---------                 ---------
                                            332,033                   128,726
                                          ---------                 ---------
Income (deficit) from operations            (26,629)                  (89,958)
                                          ---------                 ---------
Other income and expenses                    89,189                   (16,873)
                                          ---------                 ---------
Income before income taxes                   59,560                  (106,831)
  Income tax                                      -                         -
                                          ---------                 ---------
Income for the period                     $  59,560                 $(106,831)
                                          =========                 =========
Basic and Diluted Loss
  per Share                                  0.0024                   (0.0046)
                                          =========                 =========
Weighted Number of
  Common Shares                          24,785,000                23,451,667
                                         ----------                ----------

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

                        GLOBALINK, LTD. and Subsidiary
               Consolidated Statement of Stockholders' Equity (Deficit)
                   For The Years Ended December 31, 2009
                       (Expressed in U.S. Dollars)

                                        Number of   Common    Preferred   Paid In
                                         shares      Stock      Stock     Surplus
                                        ---------  -------   ----------   -------
Balance - June 30, 2006                 2,000,000  $  6,382   $  6,382    $     -
Net Income 2007                                 -         -          -          -
                                        -----------------------------------------
Balance at June 30, 2007                2,000,000     6,382      6,382          -
Dividends paid                                  -         -          -          -
Net income 2008                                 -         -          -          -
                                       ------------------------------------------
Balance at June 30, 2008                2,000,000     6,382      6,382          -
Effects of merger                               -         -          -          -
Net income July 1, 2008 through
  October 31, 2008                              -         -          -          -
                                       ------------------------------------------
Balance at October 31, 2008             2,000,000  $  6,382   $  6,382   $      -
                                       ==========================================
Globalink, Ltd. and Subsidiary
Effect of 5 for 1 stock split and
  reduction of par value to .0002      22,785,000      4,557         -    223,643
Shares issued in acquisition of
  OneWorld Hotel Destination Services,
  Inc.                                  2,000,000        400         -    179,600
Net Loss for the year ended
  December 31, 2008                             -          -         -          -
                                       ------------------------------------------
Balance at December 31, 2008           24,785,000      4,957         -    403,243
Net Income for the year ended
  December 31, 2009                             -          -         -          -
                                       ------------------------------------------
Balance at December 31, 2009           24,785,000   $  4,957   $ 6,382    403,243
                                       ==========================================



The accompanying notes are an integral part of these statements.

                        GLOBALINK, LTD. and Subsidiary
               Consolidated Statement of Stockholders' Equity (Deficit)
                   For The Years Ended December 31, 2009
                       (Expressed in U.S. Dollars)
CONTINUED

                                                               Total
                                             Retained       Stockholders'
                                             Earnings          Equity
                                             --------       -------------
Balance - June 30, 2006                     $ 221,660         $ 234,424
Net Income 2007                                70,743            70,743
                                            ---------------------------
Balance at June 30, 2007                      292,403           305,167
Dividends paid                                (29,502)          (29,502)
Net income 2008                               119,371           119,371
                                            ---------------------------
Balance at June 30, 2008                      382,272           395,036
Effects of merger                             (39,283)          (39,283)
Net income July 1, 2008 through
  October 31, 2008                             19,598            19,598
                                            ---------------------------
Balance at October 31, 2008                 $ 362,587         $ 375,351
                                            ===========================
Globalink, Ltd. and Subsidiary
Effect of 5 for 1 stock split and
  Reduction of par value to .0002            (160,956)           67,244
Shares issued in acquisition of
  OneWorld Hotel Destination Services,
  Inc.                                              -           180,000
Net Loss for the year ended
  December 31, 2008                          (106,831)         (106,831)
                                            ---------------------------
Balance at December 31, 2008                 (267,787)          140,413
Net Income for the year ended
  December 31, 2009                            59,560            59,560
                                            ---------------------------
Balance at December 31, 2009                 (208,227)          199,973
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
                                ========      ========     ==========     =========

** The OneWorld income includes only the amounts since acquisition November 1, 2008 through December 31, 2008.

9.  Business Combination

Effective October 31, 2008, the Company issued 2,000,000 shares of common stock and a notes payable to acquire all of the outstanding stock of OneWorld Hotel Destination Services, Inc. The purchase is being accounted for as an acquisition as required by SFAS No. 141. Due to SFAS No. 141 OneWorld Hotel Destination Services, Inc. is considered the predecessor company. Goodwill has been recorded and listed as another asset. The purchase is being reported and operating as a wholly owned subsidiary of the parent company. The purchase has been recorded as follows:

   -  2,000,000 shares of common stock valued at $.09 each equals
$180,000.
   - Notes payable at $469,800, with 1% interest and maturity dates of May 9, 2011 and October 19, 2011
   - Total purchase price of OneWorld Hotel Destination Services, Inc. was $649,800.
   -  Net assets of OneWorld Hotel Destination Services, Inc. was
$375,351.
   -  Goodwill recorded on purchase ($649,800 - $375,351) is $274,449.

The quote for the price of the stock was from Otcbb.com. It showed the price of the stock to be in the $.10 range. The Company used a price of $.09 because of the large volume of shares. That is also the price used by the seller when he filed his Canadian income tax return. The value used for the note was principal amount.

                                                    OneWorld
                                                   10/31/2008
                                                   ----------
ASSETS
  Current Assets:
    Cash                                           $623,005
    Accounts receivable                             252,698
    Other current assets                             17,225
                                                   --------

                    GLOBALINK LTD. and Subsidiary
                    Notes to Financial Statements
                          December 31, 2009
                    (Expressed in U.S. Dollars)

 Total current assets                              892,927
  Other Assets                                       44,536
                                                   --------
TOTAL ASSETS                                        937,463

LIABILITIES
  Current Liabilities
    Accounts payable                               $560,263
    Other current liabilities                         1,849
                                                   --------
  Total current liabilities                         562,112
                                                   --------
NET ASSETS                                         $375,351
                                                   ========

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

                    GLOBALINK LTD. and Subsidiary
                    Notes to Financial Statements
                         December 31, 2009
                    (Expressed in U.S. Dollars)
The Company has issued 2,000,000 shares to Vincent Au in exchange for 100% of his shares in One World Hotel Destination Service, Inc. on October 31, 2008.


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

Dated: June 1, 2011

/s/Robin Young
------------------------------
By: Robin Young, President/CEO

In accordance with the requirements of the Securities Exchange
Act of 1934, as amendment, this report has been signed by the following persons in the capacities and on the dates stated.

Globalink, Inc.
(Registrant)

By: /s/Robin Young                     Dated: June 1, 2011
    ----------------------
    Robin Young

Director, Chief Executive Officer
(As a duly authorized officer on behalf of the Registrant and as Principal Executive Officer)

By: /s/Ben Choi                        Dated: June 1, 2011
    ----------------------
    Ben Choi
Chief Financial Officer, Controller and Director


By: /s/Daniel Lo                       Dated: June 1, 2011
    ----------------------
    Daniel Lo
    Director