Form 10-Q/A
period 2010-09-30
GLOBALINK, LTD.
filed 2011-06-01
CIK 1361540

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              Amendment 2 to
                                FORM 10-Q

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

                        EXPLANATORY NOTE

This Amendment 2 to the Quarterly Report on Form 10-Q for the nine months ended September 30, 2010 of Globalink, Ltd., originally filed with the Securities and Exchange Commission on November 18, 2010 amends the original Form 10-Q in the manner described below.

Amendment 2 is being filed solely to include revised footnotes to the financial statements and the corresponding changes in the MD&A.

For convenience, Amendment 2 includes our complete Quarterly Report on Form 10-Q. However, no information in the original Form 10-Q is being modified or amended by Amendment 2 other than changes described above. Further, unless indicated otherwise, Amendment 2 does not reflect events occurring after November 18, 2010, which is the filing date of the original Form 10-Q. Accordingly, Amendment 2 should be read in conjunction with the registrant's other filings with the SEC.

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

                    GLOBALINK, LTD. And Subsidiary
                    Notes to Financial Statements
                          September 30, 2010
                      (Expressed in U.S. Dollars)
5.  Federal income tax:

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

7.  Supplemental information - consolidated statements

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

                                                    OneWorld
                                                   10/31/2008
ASSETS
  Current Assets:
    Cash                                           $623,005
    Accounts receivable                             252,698
    Other current assets                             17,225
                                                   --------
  Total current assets                              892,927
  Other Assets                                       44,536
                                                   --------
TOTAL ASSETS                                        937,463

LIABILITIES
  Current Liabilities
    Accounts payable                               $560,263
    Other current liabilities                         1,849
                                                   --------
  Total current liabilities                         562,112
                                                   --------
NET ASSETS                                         $375,351
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
                                =========     =========    =========     ==========



                    GLOBALINK, LTD. And Subsidiary
                    Notes to Financial Statements
                          September 30, 2010
                      (Expressed in U.S. Dollars)

                                   For the nine months ended September 30, 2010
                                   --------------------------------------------
                                One World       Global   Eliminations  Consolidated
                                ---------       ------   ------------  ------------

Revenue:                        $259,714     $       -      $       -      $259,714
Expenses:
  Wages and salaries             147,925             -              -       147,925
  Subsidiary expenses                  -             -              -             -
  Other administrative expenses   72,924        30,578              -       103,502
                                --------     ---------      ---------     ---------
Total expenses                   220,849        30,578              -       251,427
                                --------     ---------      ---------     ---------
Income/(loss) from operations     38,865       (30,578)             -         8,287
Other income/(expenses)           42,622           713              -        43,335
                                --------     ---------      ---------     ---------

Income before income taxes        81,847       (29,965)             -        51,622
Income taxes                           -             -              -             -
                                --------     ---------      ---------     ---------
Net income/(loss)               $ 81,487     $(29,865)      $       -     $  51,622
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

Dated:  June 1, 2011

GLOBALINK, LTD.

By: /s/Robin Young
---------------------------
Robin Young, President and Director