Form 10-Q
period 2011-06-30
GLOBALINK, LTD.
filed 2011-08-15
CIK 1361540

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                                FORM 10-Q

 [x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2011
-OR-
 [ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

The number of outstanding shares of the registrant's common stock, August 15, 2011: Common Stock - 24,785,000

PART I
Item I - FINANCIAL STATEMENTS

Consolidated Balance Sheet as of June 30, 2011 and December 31, 2010 Consolidated Statement of Operations for the three and six months ended
   June 30, 2011
Consolidated Statement of Cash Flows for the three and six months ended
   June 30, 2011
Consolidated Notes to Financial Statements

                  GLOBALINK, LTD. AND SUBSIDIARY
                    Consolidated Balance Sheet
               June 30, 2011 and December 31, 2010
                   (Expressed in U.S. Dollars)

                                                 Unaudited    Audited
                                                    2011        2010
                                                  --------    --------
            ASSETS

CURRENT ASSETS:
  Cash                                            $471,306    $405,091
  Term Deposit
  Accounts Receivable Trade                         78,556     232,756
  Other Receivable
  Other Current Assets                               2,489       2,453
                                                  --------    --------
TOTAL CURRENT ASSETS                               552,351     640,300
                                                  --------    --------

Fixed assets, net of accumulated depreciation        8,843       9,577

Goodwill                                           274,449     274,449
Note Receivable                                     30,710           -
                                                  --------    --------
TOTAL ASSETS                                      $866,353    $924,326
                                                  ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable and Accrual                    $582,190    $579,564
  Notes Payable OneWorld Acquisition                                 -
  Dividends Payable
  Other current liabilities                         16,018      50,580
                                                  --------    --------
TOTAL CURRENT LIABILITIES                          598,208     630,144
                                                  --------    --------

OTHER LIABILITIES:
  Advances from Shareholders                        30,523      14,983
                                                  --------    --------
TOTAL OTHER LIABILITIES                             30,523      14,983
                                                  --------    --------
TOTAL LIABILITIES                                  628,731     645,127
                                                  --------    --------

STOCKHOLDERS' EQUITY:
  Common Stock, $.0002 par value
    500,000,000 shares authorized and
    24,785,000 shares issued and outstanding         4,957       4,957
  Common Stock authorized,
    issued and outstanding 1,000,000 shares
  Preferred Stock authorized,
    issued and outstanding 1,000,000 shares
  Paid-in Surplus                                  403,243     403,243
  Retained earning                                (170,578)   (129,001)
                                                  --------    --------
TOTAL STOCKHOLDERS' EQUITY                         237,622     279,199
                                                  --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $866,353    $924,326
                                                  ========    ========

                    GLOBALINK, LTD. AND SUBSIDIARY
                Consolidated Statements of Operations
             For the year ended December 31, 2010 and 2009
                      (Expressed in U.S. Dollars)

                               Three months Three months Six months Six months
                                    ended       ended     ended      ended
                                   06/30/11   06/30/10   06/30/11   06/30/10
                                  ---------- ---------- ---------- ----------
Revenue                           $   79,911 $   81,758 $  142,646 $  155,657

Expenses
  Wages and Salaries                  60,632     54,442    112,826     94,949
  Expenses from subsidiary
  Other administrative expenses       39,895     32,384     65,155     51,225
                                  ---------- ---------- ---------- ----------
                                     100,527     86,826    177,981    146,174
                                  ---------- ---------- ---------- ----------
Income (deficit) from operations     (20,616)    (5,068)   (35,335)     9,483
                                  ---------- ---------- ---------- ----------

Other income and expenses            (23,788)   (27,883)    (6,242)   (12,141)
                                  ---------- ---------- ---------- ----------

Income before income taxes           (44,404)   (32,951)   (41,577)    (2,658)

  Income tax                                                                -
                                  ---------- ---------- ---------- ----------
Income for the period             $  (44,404)$  (32,951)$  (41,577)$   (2,658)
                                  ========== ========== ========== ==========

Basic and Diluted Loss per Share     (0.0018)  ((0.0013)   (0.0017)   (0.0001)
                                  ========== ========== ========== ==========

Weighted Number of Common Shares  24,785,000 24,785,000 24,785,000 24,785,000
                                  ---------- ---------- ---------- ----------

                   GLOBALINK, LTD. AND SUBSIDIARY
       Consolidated Statements of Shareholders' Equity (Deficit)
               For the Years Ended December 31, 2010
                    (Expressed in U.S. Dollars)

                                                                             Total
                          Number of  Common Preferred Paid In  Retained  Stockholders'
                            Shares    Stock   Stock   Surplus   Earnings    Equity
                          ----------  ------  ------  --------  ---------   --------
Balance - June 30, 2006    2,000,000  $6,382  $6,382  $      -   $221,660   $234,424

Net Income 2007                                                    70,743     70,743
                          ----------  ------  ------  --------  ---------   --------
BALANCE AT JUNE 30, 2007   2,000,000   6,382   6,382         -    292,403    305,167

Dividends paid                                                    (29,502)   (29,502)

Net income 2008                    -       -                 -    119,371    119,371
                          ----------  ------  ------  --------  ---------   --------
BALANCE AT JUNE 30, 2008   2,000,000   6,382   6,382         -    382,272    395,036

Effects of merger                                                 (39,283)   (39,283)

Net income July 1, 2008
  through October 31, 2008
                          ----------  ------  ------  --------  ---------   --------
BALANCE AT OCTOBER
  31, 2008                 2,000,000  $6,382  $6,382  $      -
                          ==========  ======  ======  ========  =========   ========

GlobaLink Ltd and Subsidiary

Effect of 5 for 1 stock
  split and reduction of
  par value to .0002      22,785,000   4,557           223,643   (160,956)    67,244

Shares Issued in
  acquisition of OneWorld
  Hotel Destination
  Services, Inc.           2,000,000     400           179,600          -    180,000

Net Loss for the year
  December 31, 2008                                              (106,831)  (106,831)
                          ----------  ------  ------  --------  ---------   --------

BALANCE AT DECEMBER
  31, 2008                24,785,000   4,957           403,243   (267,787)   140,413

Net Income for the year
  ended December 31, 2009                                          59,560     59,560
                          ----------  ------  ------  --------  ---------   --------


BALANCE AT DECEMBER
  31, 2009                24,785,000   4,957       -   403,243   (208,227)   199,973

Net Income for the year
  ended December 31, 2010                                         (44,404)
                          ----------  ------  ------  --------  ---------   --------
BALANCE AT DECEMBER
  31, 2010                24,785,000  $4,957  $    -  $403,243  $(252,631)  $199,973
                          ==========  ======  ======  ========  =========   ========

                             GLOBALINK, LTD.
                   Consolidated Statement of Cash Flows
            For the six months ended June 30, 2011 and 2010
                       (Expressed in U.S. Dollars)

                                                Six Months   Six Months
                                                  Ended         Ended
                                                 June 30,      June 30,
                                                  2011           2010
                                                 --------      -------

Cash Flows from Operating Activities
  Profit/(loss) for the period                   $(41,577)     $(2,658)
  Less Depreciation not requiring use of funds        734        1,403
  Net loss on exchange transactions
  Income taxes (paid)/refunded
Net changes in working capital balances
  (Increase)/decrease accounts receivable         154,200     (124,095)
  Other Receivable                                               1,220
  (Increase)/decrease in other current assets         (36)         307
  Increase/(decrease) in accounts
    payable and accruals                            2,626      289,776
  (Due to)/refunded government agencies                         34,549
  Increase/(decrease) in other
    current liabilities                           (34,562)      36,408
                                                 --------     --------
Cash flows provided/(used) in
  operating activities                             81,385      236,910
                                                 --------     --------

Cash Flows from Financing Activities
  Increase/(decrease) in advances
    from shareholders                              15,540      (19,003)
  Increase/(decrease) in related party
    note receivable                               (30,710)
  Cash dividend
  Share capital issued
                                                 --------     --------
  Cash flows from financing activities            (15,170)     (19,003)
                                                 --------     --------

Cash Flows from Investing Activities
  Acquisition of capital assets
  Note payable for purchase of sub                            (159,105)
  Purchase effects of subsidiary
  Cash from acquisition of Subsidiary
                                                 --------     --------
Cash flows from (used in) investing activities          0     (159,105)
                                                 --------     --------

Net (Decrease) Increase in Cash and
  Cash Equivalents                                 66,215       58,802

Cash and Cash Equivalents at Beginning of Period  405,091      288,978
                                                 --------     --------
Cash and Cash Equivalents at End of Period       $471,306     $347,780
                                                 ========     ========

Represented by:
  Cash                                            471,306      347,780
  Term
                                                 --------     --------
                                                 $471,306     $347,780

                    GLOBALINK LTD. AND SUBSIDIARY
                    Notes to Financial Statements
                            June 30, 2011
                     (Expressed in U.S. Dollars)

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

                    GLOBALINK LTD. AND SUBSIDIARY
                    Notes to Financial Statements
                            June 30, 2011
                     (Expressed in U.S. Dollars)

2.  Accounting Policies (continued)

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

                    GLOBALINK LTD. AND SUBSIDIARY
                    Notes to Financial Statements
                            June 30, 2011
                     (Expressed in U.S. Dollars)

2.  Accounting Policies (continued)

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

                    GLOBALINK LTD. AND SUBSIDIARY
                    Notes to Financial Statements
                            June 30, 2011
                     (Expressed in U.S. Dollars)

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

The provision for refundable Federal income tax consists of the following:
                                                12/31/2010  12/31/2009
Refundable Federal income tax attributable to:
Current operations                                $26,936    $20,250
Less, Nondeductible expenses                          -0-        -0-
Less, Change in valuation allowance               (26,936)   (20,250)
 Net refundable amount                                -0-        -0-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                12/31/2010  12/31/2009
Deferred tax asset attributable to:
 Net operating loss carryover                     $43,860     $70,797
Less, Valuation allowance                         (43,860)    (70,797)
 Net deferred tax asset                               -0-         -0-

At December 31, 2010, an unused net operating loss carryover approximating $129,001 is available to offset future taxable income; it expires beginning in 2018. Due to the change of control of the Company, the use of the net operating loss may be limited in the future.

                    GLOBALINK LTD. AND SUBSIDIARY
                    Notes to Financial Statements
                            June 30, 2011
                     (Expressed in U.S. Dollars)

6.  Operating Leases

  The Company leases its administrative offices for US$938 per month. The lease expires in May 2011. The operating lease expense for the year ended December 31, 2010 and 2009 was $1,876. Future minimum lease payments are as follows:

Year ending December 31, 2011                    11,256
                                                -------
                                                $11,256
                                                =======

7.  Supplemental information - consolidated statements

                            One World   GlobaLink
                         12/31/2010 12/31/2010 Elimination Consolidated
                            ----------  --------  ---------   --------
           ASSETS
Current Assets:
  Cash                      $  401,428  $  3,663              $405,091
  Accounts receivable          232,756         -               232,756
  Other receivable             389,222             (389,222)         -
  Investment in subsidiary               528,475   (528,475)         -
  Other current assets           2,244       209                 2,453
                            ----------  --------  ---------   --------
Total current assets         1,025,650   532,347   (917,697)   640,300

Fixed assets, net of
  accumulated depreciation       5,340     4,237                 9,577

Goodwill                                 274,449               274,449
                            ----------  --------  ---------   --------
TOTAL ASSETS                $1,030,990  $811,033  $(917,697)  $924,326
                            ==========  ========  =========   ========

    LIABILITIES AND SHOREHOLDERS EQUITY
Current Liabilities
  Accounts payable          $  467,475  $112,089              $579,564
  Notes payable                 14,983   389,222  $(389,222)    14,983
  Other current liabilities     20,057    30,523                50,580
                            ----------  --------  ---------   --------
Total current liabilities      502,515   531,834   (389,222)   645,127

Shareholders Equity
  Common stock                  19,960     4,957    (19,960)     4,957
  Paid in surplus                        403,243               403,243
  Retained earnings/(deficit)  508,515  (129,001)  (508,515)  (129,001)
                            ----------  --------  ---------   --------

                    GLOBALINK LTD. AND SUBSIDIARY
                    Notes to Financial Statements
                            June 30, 2011
                     (Expressed in U.S. Dollars)

Total shareholders equity      528,475   279,199   (528,475)   279,199
                            ----------  --------  ---------   --------

TOTAL LIABILITIES AND
  SHAREHOLDERS EQUITY       $1,030,990  $811,033  $(917,697)  $924,326
                            ==========  ========  =========   ========





                                For the year ended December 31, 2010
                                  One World   Global       Consolidated
                                                    Eliminations
                                   --------  --------   ----- --------
Revenue:                           $373,772  $      -         $373,772

Expenses:
  Wages and salaries                169,416                    169,416
  Subsidiary expenses                                                -
  Other administrative expenses     167,491    16,990          184,481
                                   --------  --------   ----- --------
Total expenses                      336,907    16,990       -  353,897
                                   --------  --------   ----- --------
Income/(loss) from operations        36,865   (16,990)      -   19,875

Other income/(expenses)              59,351                     59,351
                                   --------  --------   ----- --------
Income before income taxes           96,216   (16,990)      -   79,226
Income taxes                                                         -
                                   --------  --------   ----- --------
Net income/(loss)                  $ 96,216  $(16,990)  $   - $ 79,226
                                   ========  ========   ===== ========

                    GLOBALINK LTD. AND SUBSIDIARY
                    Notes to Financial Statements
                            June 30, 2011
                     (Expressed in U.S. Dollars)

                          One World  GlobaLink
                          6/30/2011 6/30/2011 Eliminations Consolidated
                              --------  --------  ---------   --------
ASSETS
Current Assets:
  Cash                        $338,214  $133,092              $471,306
  Accounts receivable           78,556         -                78,556
  Other receivable             399,386             (399,386)         -
  Investment in subsidiary               488,041   (488,041)         -
  Other current assets           2,489         -                 2,489
                              --------  --------  ---------   --------
Total current assets           818,645   621,133   (887,427)   552,351

Fixed assets, net of
  accumulated depreciation       6,179     2,664                 8,843

Other Assets:
  Goodwill                               274,449               274,449
  Note Receivable               30,710                          30,710
                              --------  --------  ---------   --------
TOTAL ASSETS                  $855,534  $898,246  $(887,427)  $866,353
                              ========  ========  =========   ========

    LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
  Accounts payable            $342,089  $240,101              $582,190
  Notes payable                      -   390,000  $(390,000)         -
  Other current liabilities     25,404    30,523     (9,386)    46,541
                              --------  --------  ---------   --------
Total current liabilities      367,493   660,624   (399,386)   628,731

Shareholders Equity:
  Common Stock                  20,481     4,957    (20,481)     4,957
  Paid in surplus                        403,243               403,243
  Retained earnings/(deficit)  467,560  (170,578)  (467,560)  (170,578)
                              --------  --------  ---------   --------
Total shareholders equity      488,041   237,622   (488,041)   237,622
                              --------  --------  ---------   --------
TOTAL LIABILITIES AND
  SHAREHOLDERS EQUITY         $855,534  $898,246  $(887,427)  $866,353
                              ========  ========  =========   ========

                    GLOBALINK LTD. AND SUBSIDIARY
                    Notes to Financial Statements
                            June 30, 2011
                     (Expressed in U.S. Dollars)

                                For the six months ended June 30, 2011
                                One World Global           Consolidated
                                                  Eliminations
                                --------   ------   --------  --------
Revenue:                        $142,646   $    -             $142,646

Expenses:
  Wages and salaries             112,826                       112,826
  Subsidiary expenses                                                -
  Other administrative expenses   62,541    2,614               65,155
                                --------   ------   --------  --------
Total expenses                   175,367    2,614          -   177,981
                                --------   ------   --------  --------
Income/(loss) from operations    (32,721)  (2,614)         -   (35,335)

Other income/(expenses)           (7,922)   1,680               (6,242)
                                --------   ------   --------  --------
Income before income taxes       (40,643)    (934)         -   (41,577)
Income taxes                                                        -
                                --------   ------   --------  --------
Net income/(loss)               $(40,643)  $ (934)  $      -  $(41,577)
                                ========   ======   ========  ========

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

  Notes payable at $469,800, with 1% interest and maturity dates of May
    9, 2011 and October 19, 2011

  Total purchase price of OneWorld Hotel Destination Services, Inc. was
    $649,800.

  Net assets of OneWorld Hotel Destination Services, Inc. was $375,351.

  Goodwill recorded on purchase ($649,800 - $375,351) is $274,449.

                    GLOBALINK LTD. AND SUBSIDIARY
                    Notes to Financial Statements
                            June 30, 2011
                     (Expressed in U.S. Dollars)

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

     LIABILITIES
Current Liabilities:
  Accounts payable                               $560,263
  Other current liabilities                         1,849
                                                 --------
Total current liabilities                         562,112
                                                 --------
NET ASSETS                                       $375,351
                                                 ========

                    GLOBALINK LTD. AND SUBSIDIARY
                    Notes to Financial Statements
                            June 30, 2011
                     (Expressed in U.S. Dollars)

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

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities:
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
                            ========  ========  =========   ==========

                    GLOBALINK LTD. AND SUBSIDIARY
                    Notes to Financial Statements
                            June 30, 2011
                     (Expressed in U.S. Dollars)

                                  January through October 31, 2008
                                  --------------------------------
                              One World Global  Eliminations Consolidated
                               -------  -------   -------       -------
Revenue                         97,996        -         -        97,996
Expenses:
  Wages and salaries            44,386        -         -        44,386
  Other administrative
    expenses                    28,821    8,990         -        37,811
                               -------  -------   -------       -------
Total expenses                  73,207    8,990         -        82,197
                               -------  -------   -------       -------

Income/(loss) from operations   24,789   (8,990)        -        15,799

Other income/(expenses)         (5,191)   1,088         -        (4,103)
                               -------  -------   -------       -------

Income before income taxes      19,598   (7,902)        -        11,696
Income taxes                         -        -                       -
                               -------  -------   -------       -------
Net income/(loss)              $19,598  $(7,902)  $     -       $11,696
                               =======  =======   =======       =======

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

                    GLOBALINK LTD. AND SUBSIDIARY
                    Notes to Financial Statements
                            June 30, 2011
                     (Expressed in U.S. Dollars)

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

10.  Net Revenue

The Company follows the reporting requirements of Accounting Standards Codification 605, which requires revenue to be reported net after costs. Following is the gross revenue and expenses for the period ending December 31, 2009 and the nine months ended September 30, 2010:

                                           12/31/2010      6/30/2011
                                           ----------     ----------
Gross Revenue                              $3,166,602     $1,284,139
Cost of Revenue                             2,792,830      1,141,492
                                           ----------     ----------
Net Revenue                                $  373,772     $  142,646
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

                    GLOBALINK LTD. AND SUBSIDIARY
                    Notes to Financial Statements
                            June 30, 2011
                     (Expressed in U.S. Dollars)

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

                    GLOBALINK LTD. AND SUBSIDIARY
                    Notes to Financial Statements
                            June 30, 2011
                     (Expressed in U.S. Dollars)

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

                    GLOBALINK LTD. AND SUBSIDIARY
                    Notes to Financial Statements
                            June 30, 2011
                     (Expressed in U.S. Dollars)

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

For the six months ended June 30, 2011, Globalink did not pursue any investing activities.

For the six months ended June 30, 2010, Globalink had a note payable for the purchase of subsidiary of $159,105. As a result, Globalink had cash flows used in investing activities of $159,105 for the six months ended June 30, 2010.

For the six months ended June 30, 2011, Globalink had an increase in advances from shareholders of $15,540 and a decrease in related party note receivable of $30,710 resulting in cash flows provided by financing activities of $(15,170).

For the six months ended June 30, 2010, Globalink had a decrease in advances from shareholders of $19,003 resulting in cash flows used in financing activities of $19,003.

Results of Operations

For the three months ended June 30, 2011, Globalink received revenues of $79,911. Expenses consisted of wages and salaries of $60,632 and other administrative expenses of $39,895. Additionally, Globalink had other expenses of $23,788 resulting in net loss of $44,404 for the three months ended June 30, 2011.

Comparatively, for the three months ended June 30, 2010, Globalink received revenues of $81,758. The expenses of $86,826 consisted mainly of wages and salaries of $54,442 and basic operating expenses and legal and accounting expenses of $32,384 necessary to complete filings with the Securities and Exchange Commission. Other administrative expenses increased in spite of management's attempts to reduce overhead costs. Additionally, Globalink had other expenses of $27,883 resulting in net loss of $32,951 for the three months ended June 30, 2010.

For the six months ended June 30, 2011, Globalink received revenues of $142,646. Expenses consisted of wages and salaries of $112,826 and other administrative expenses of $65,155. Additionally, Globalink had other expenses of $6,242 resulting in net loss of $41,577 for the six months ended June 30, 2011.

Comparatively, for the six months ended June 30, 2010, Globalink received revenues of $155,657. The expenses of $146,174 consisted mainly of wages and salaries of $94,949 and basic operating expenses and legal and accounting expenses of $51,225 necessary to complete filings with the Securities and Exchange Commission. Other administrative expenses increased in spite of management's attempts to reduce overhead costs. Additionally, Globalink had other expenses of $12,141 resulting in net loss of $2,658 for the six months ended June 30, 2010.

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

Off-Balance Sheet Arrangements

Globalink had no material off-balance sheet arrangements as of June 30, 2011.

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

Item 4.  Controls and Procedures

During the three months ended June 30, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2011.

During the edgarization process, the incorrect footnotes to the financial statements were inserted into the Form 10-Qs recently filed for the quarters ended June 30, 2010 and September 30, 2010. As a result, the registrant implemented new review procedures to ensure the accuracy in the required filings.

Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures were not effective as of June 30, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 1A.  Risk Factors
          Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.   Defaults Upon Senior Securities.
          None

Item 4.   Removed and Reserved

Item 5.   Other Information
          None

Item 6.   Exhibits
       Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
       101.INS**   XBRL Instance Document
101.SCH**   XBRL Taxonomy Extension Schema Document
101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**   XBRL Taxonomy Extension Label Linkbase Document
101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document
*  Filed herewith
**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 15, 2011

GLOBALINK, LTD.

By: /s/Robin Young
---------------------------
Robin Young, Chief Executive Officer

By:  /s/Ben Choi
---------------------------
Ben Choi, Chief Financial Officer