Form 10-Q/A
period 2011-06-30
GLOBALINK, LTD.
filed 2011-09-14
CIK 1361540

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

                      Commission File Number 333-133961

                              Globalink, Ltd.
                 (Exact name of Registrant in its charter)

               Nevada                         06-1812762
    (State or other jurisdiction           (I.R.S. Employer
  of incorporation or organization)      Identification number)

    938 Howe Street, Suite 405, Vancouver, BC        V6Z-1N9
    -----------------------------------------      ----------
   (Address of Principal Executive Offices)        (Zip Code)

Registrant's Telephone Number, Including Area Code: (604) 828-8822

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

The number of outstanding shares of the registrant's common stock, September 14, 2011: Common Stock - 24,785,000

                        Explanatory Note

This Amendment 1 to the Form 10-Q for the quarter ended June 30, 2011 of the registrant, originally filed with the Securities and Exchange Commission on August 22, 2011 amends the original Form 10-Q in the manner described below.

Amendment 1 is being filed solely to attach the XBRL exhibits.

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

Dated: September 14, 2011

GLOBALINK, LTD.

By: /s/ Robin Young
---------------------------
Robin Young, Chief Executive Officer

By: /s/ Ben Choi
---------------------------
Ben Choi, Chief Financial Officer

Exhibits

    Exhibit 31 - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    Exhibit 32 - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    101.INS**   XBRL Instance Document
    101.SCH**   XBRL Taxonomy Extension Schema Document
    101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document
    101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document
    101.LAB**   XBRL Taxonomy Extension Label Linkbase Document
    101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document
All above mentioned exhibits filed herewith
**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.