Form 10-Q/A
period 2011-06-30
GLOBALINK, LTD.
filed 2011-09-16
CIK 1361540

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

The number of outstanding shares of the registrant's common stock, September 16, 2011: Common Stock - 24,785,000

                        Explanatory Note

This Amendment 2 to the Form 10-Q for the quarter ended June 30, 2011 of the registrant, originally filed with the Securities and Exchange Commission on August 22, 2011 amends the original Form 10-Q in the manner described below.

Amendment 2 is being filed solely to attach the corrected XBRL exhibits.

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

Dated: September 16, 2011

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