Form 10-Q
period 2011-09-30
GLOBALINK, LTD.
filed 2011-11-21
CIK 1361540

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2011

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number  333-133961

Globalink, Ltd.

 (Exact name of registrant as specified in its charter)

Nevada	06-1812762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

938 Howe Street, Suite 405 Vancouver, BC	V6Z 1N9
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

November 21, 2011:

Common Stock  -  24,785,000

GLOBALINK, INC.

FORM 10-Q

For the quarterly period ended September 30, 2011

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3. Defaults upon Senior Securities	31
Item 4. (Removed and Reserved)	31
Item 5. Other Information	31
Item 6. Exhibits	31

SIGNATURES	32

GLOBALINK, LTD. and Subsidiary

Consolidated Balance Sheet

September 30, 2011 and December 31, 2010

(Expressed in U.S. Dollars)

	Unaudited	Audited
	2011	2010
ASSETS

CURRENT ASSETS:
Cash	$381,958	$405,091
Term deposit
Accounts receivable trade	203,672	232,756
Other Receivable
Other Current Assets	2,523	2,453
TOTAL CURRENT ASSETS	588,153	640,300

Fixed assets, net of accumulated depreciation	6,971	9,577

Goodwill	274,449	274,449
Note Receivable		-

TOTAL ASSETS	$869,573	$924,326

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable and accrual	$546,545	$579,564
Notes payable OneWorld Acquisition		-
Dividends payable
Other current liabilities	36,367	50,580
TOTAL CURRENT LIABILITIES	582,912	630,144

OTHER LIABILITIES:
Advances from Shareholders	42,523	14,983
TOTAL OTHER LIABILITIES	42,523	14,983

TOTAL LIABILITIES	625,435	645,127

Continued on next page)

GLOBALINK, LTD. and Subsidiary

Consolidated Balance Sheet

September 30, 2011 and December 31, 2010

(Expressed in U.S. Dollars)

(Continued from previous page)

STOCKHOLDERS’ EQUITY:
Common Stock, $.0002 par value
500,000,000 shares authorized and
24,785.000 shares issued and outstanding	4,957	4,957
Paid-in Surplus	403,243	403,243
Retained earning	(164,062)	(129,001)
TOTAL STOCKHOLDERS’ EQUITY	244,138	279,199

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$869,573	$924,326

See accompanying notes to unaudited condensed financial statements.

GLOBALINK, LTD. and Subsidiary

Consolidated Statements of Operations

For the three and nine months ended September 30, 2011 and 2010

(Expressed in U.S. Dollars)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	09/30/11	09/30/10	09/30/11	09/30/10

Revenue	$228,213	$104,057	$370,859	$259,714

Expenses
Wages & salaries	105,882	52,976	218,708	147,925
Expenses from subsidiary
Other administrative expenses	60,935	52,277	126,090	103,502
	166,817	105,253	344,798	251,427
Income (deficit) from operations	61,396	(1,196)	26,061	8,287

Other income and expenses	(54,880)	55,476	(61,122)	43,335

Income before income taxes	6,516	54,280	(35,061)	51,622

Income tax				-
Income for the period	$6,516	$54,280	$(35,061)	$51,622

Basic and Diluted Loss per Share	0.0003	0.0022	(0.0014)	0.0021

Weighted Number of Common Shares	24,785,000	24,785,000	24,785,000	24,785,000

See accompanying notes to unaudited condensed financial statements.

GLOBALINK, LTD. and Subsidiary

Consolidated Statement of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010

(Expressed in U.S. Dollars)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2010

Cash Flows from Operating Activities
Profit/(loss) for the period	$(35,061)	$51,622
Less Depreciation not requiring use of funds	2,606	2,066
Net loss on exchange transactions
Income taxes (paid)/refunded
Net changes in working capital balances
(Increase)/decrease accounts receivable	29,084	(137,630)
Other Receivable		17,824
(Increase)/decrease in other current assets	(70)	1,690
Increase/(decrease) in accounts payable and accruals	(33,019)	331,206
(Due to)/refunded government agencies
Increase/(decrease) in other current liabilities	(14,213)	58,301

Cash flows provided/(used) in operating activities	(50,673)	325,079

Cash Flows from Financing Activities
Increase/(decrease) in advances from shareholders	27,540	(19,003)
Increase/(decrease) in related party note receivable
Cash dividend
Share capital issued
Cash flows from financing activities	27,540	(19,003)

(Continued on the next page)

GLOBALINK, LTD. and Subsidiary

Consolidated Statement of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010

(Expressed in U.S. Dollars)

(Continued from previous page)

Cash Flows from Investing Activities
Acquisition of capital assets
Note payable for purchase of sub		(159,105)
Purchase effects of subsidiary
Cash from acquisition of Subsidiary
Cash flows from (used in) investing activities	0	(159,105)

Net (Decrease) Increase in Cash
And cash Equivalents	(23,133)	146,971

Cash and Cash Equivalents at
Beginning of Period	405,091	288,978

Cash and Cash Equivalents at
End of Period	$381,958	$435,949

Represented by:
Cash	381,958	435,949
Term
	$381,958	$435,949

See accompanying notes to unaudited condensed financial statements.

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

September 30, 2011

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

Our hotel travel booking web site for the business-to-business stage is now under testing prior to the official launching.   The initial 39,000 available hotel rooms have been uploaded to the site, and will facilitate travel agencies to book rooms directly via the internet without having to personally call the office for booking.   Official launching is anticipated to be in the early second quarter of 2011.   Initially the web site will only facilitate the company’s travel agency customers, who already have or will set up accounts with us (B to B).   B to B is defined as business interactions between one business entity (OneWorld) to other business entities (the travel agencies in the travel industry). Our next stage of the web site development will be to facilitate non-business customers such that any individuals wishing to book rooms themselves may do so from our web site instead of booking through their travel agencies (B to C).  B to C is defined as business interactions between a business entity (OneWorld) and the individual customers, be they an individual or corporation, whose business is not related to the travel industry.  We anticipate this 2nd stage of the web site would be ready for launching during the last quarter of 2011.

2.  Accounting Policies

The financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America and reflect the following policies:

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

September 30, 2011

(Expressed in U.S. Dollars)

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

   b)   Financial instruments

The company’s financial instruments consist of accounts receivable, accounts payable, directors’ fees payable and advances from shareholders. It is management’s opinion that the company is not exposed to significant interest rate risk arising from these financial instruments and that their carrying values approximate their fair values.

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

   d)   Stock-based compensation

Accounting Standards Codification 718, Accounting for Stock-based compensation requires companies to record compensation cost for stock-based employee compensation to be measured at the grant date, and not subsequently revised. The company has chosen to continue to account for stock-based compensation using the provisions of ASC 718.  In addition the company’s policy is to account for all stock based transactions in conformance with ASC 718.

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

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

September 30, 2011

(Expressed in U.S. Dollars)

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

   h)   Accounts receivable

Trade receivables are carried at original invoice amount.  Accounts receivable are written off to bad debt expense using the direct write-off method.  Receivables past due for more than 120 days are considered delinquent.  Management determines uncollectible accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions and by using historical experience applied to an aging of accounts.  Recoveries of trade receivables previously written off are recorded when received.

3.  Fixed assets

Furniture, fixtures and equipment are recorded at cost.  Depreciation is provided annually at rates calculated to write off the assets over their estimated useful lives as follows, except in the year of acquisition when one half of the rate is used.  The Company uses an accelerated method of depreciating their assets over their useful lives.

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

September 30, 2011

(Expressed in U.S. Dollars)

Computer equipment acquired

  before March 24, 2004

30%, declining balance

Computer equipment acquired

  after March 23, 2004

45%, declining balance

Furniture and equipment

20%, declining balance

Leasehold improvements

20%, straight line

4.  Advances from Shareholders

Advances from shareholders are for the reimbursement of expenses incurred on behalf of the company by the three principal shareholders and they bear no interest due.  These notes are short term advances which are paid generally within one year.  The balance at December 31, 2010 is $14,983 and $42,523 for September 30, 2011.

5.  Federal income tax

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

The provision for refundable Federal income tax consists of the following:

	12/31/10	12/31/09
Refundable Federal income tax attributable to:
Current operations	$26,936	$20,250
Less, Nondeductible expenses	-	-
Less, Change in valuation allowance	(26,936)	(20,250)
Net refundable amount	-	-

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

September 30, 2011

(Expressed in U.S. Dollars)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	12/31/10	12/31/09
Deferred tax asset attributable to:
Net operating loss carryover	$43,860	$70,797
Less, Valuation allowance	(43,860)	(70,797)
Net deferred tax asset	-	-

At December 31, 2010, an unused net operating loss carryover approximating $129,001 is available to offset future taxable income; it expires beginning in 2018.  Due to the change of control of the Company, the use of the net operating loss may be limited in the future.

6.  Operating Leases

The Company leases its administrative offices for US$1,736 per month. The lease expires in July 2013.  The operating lease expense for the year ended December 31, 2010 and 2009 was $1,876.  Future minimum lease payments are as follows:

Future lease payments are as follows:

2011	$19,672
2012	20,832
2013	12,152
$52,656 ======

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

September 30, 2011

(Expressed in U.S. Dollars)

7.  Supplemental Information – consolidated statements

	One World	Globalink
	12/31/10	12/31/10	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$ 401,428	$ 3,663	$ -	$ 405,091
Accounts receivable	232,756	-	-	232,756
Other receivable	389,222	-	(389,222)	-
Investment in subsidiary	-	528,475	(528,475)	-
Other current assets	2,244	209	-	2,453
Total current assets	1,025,650	532,347	(917,697)	640,300
Fixed assets, net of accumulated depreciation	5,340	4,237	-	9,577
Goodwill	-	274,449	-	274,449
TOTAL ASSETS	$1,030,990	$ 811,033	$(917,697)	$ 924,326
	========	=======	========	=======
LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities:
Accounts payable	$ 467,475	$ 112,089	$ -	$ 579,564
Notes payable	14,983	389,222	(389,222)	14,983
Other current liabilities	20,057	30,523	-	50,580
Total current liabilities	502,515	531,834	(389,222)	645,127

Shareholders Equity
Common stock	19,960	4,957	(19,960)	4,957
Paid in surplus	-	403,243	-	403,243
Retained earnings/(deficit)	508,515	(129,001)	(508,515)	(129,001)
Total shareholders equity	528,475	279,199	(528,475)	279,199
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$1,030,990	$811,033	$(917,697)	$924,326
	=========	========	=========	========

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

September 30, 2011

(Expressed in U.S. Dollars)

	For the year ended December 31, 2010
	One World	Global	Eliminations	Consolidated
Revenue:	$ 373,772	$ -	$ -	$ 373,772

Expenses:
Wages and salaries	169,416	-	-	169,416
Subsidiary expenses	-	-	-	-
Other administrative expenses	167,491	16,990	-	184,481
Total expenses	336,907	16,990	-	353,897

Income/(loss) from operations	36,865	(16,990)	-	19,875

Other income/(expenses)	59,351	-	-	59,351

Income before income taxes	96,216	(16,990)	-	79,226
Income taxes	-	-	-	-

Net income/(loss)	$ 96,216	$(16,990)	$ -	$ 79,226
	=========	========	===========	==========

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

September 30, 2011

(Expressed in U.S. Dollars)

	One World	Globalink
	9/30/11	9/30/11	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$ 376,782	$ 5,176	$ -	$ 381,958
Accounts receivable	203,672	-	-	203,672
Other receivable	371,303	-	(371,303)	-
Investment in subsidiary	-	504,132	(504,132)	-
Other current assets	2,314	209	-	2,523
Total current assets	954,071	509,517	(875,435)	588,153
Fixed assets, net of accumulated depreciation	5,094	1,877	-	6,971
Other Assets:
Goodwill	-	274,449	-	274,449
Note Receivable	-	-	-	-
TOTAL ASSETS	$ 959,165	$785,843	$(875,435)	$ 869,573
	========	=======	========	========
LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities:
Accounts payable	$ 418,666	$109,182	$ 18,697	$ 546,545
Notes payable	-	390,000	(390,000)	-
Other current liabilities	36,367	42,523	-	78,890
Total current liabilities	455,033	541,705	(371,303)	625,435

Shareholders Equity
Common stock	19,041	4,957	(19,041)	4,957
Paid in surplus	-	403,243	-	403,243
Retained earnings/(deficit)	485,091	164,062	(485,091)	(164,062)
Total shareholders equity	504,132	244,138	(504,132)	244,138
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 959,165	$785,843	$(875,435)	$ 869,573
	========	=======	========	========

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

September 30, 2011

(Expressed in U.S. Dollars)

	For the nine months ended September 30, 2011
	One World	Global	Eliminations	Consolidated
Revenue:	$370,859	$(23,424)	$ 23,424	$ 370,859

Expenses:
Wages and salaries	218,708	-	-	218,708
Subsidiary expenses	-	-	-	-
Other administrative expenses	114,453	11,637	-	126,090
Total expenses	333,161	11,637	-	344,798

Income/(loss) from operations	37,698	(35,061)	23,424	26,061

Other income/(expenses)	(61,122)	-	-	(61,122)

Income before income taxes	(23,424)	(35,061)	23,424	(35,061)
Income taxes	-	-	-	-

Net income/(loss)	$(23,424)	$(35,061)	$ 23,424	$ (35,061)
	========	========	===========	===========

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

    Notes payable at $469,800, with 1% interest and maturity dates of May 9, 2011 and October 19, 2011

  Total purchase price of OneWorld Hotel Destination Services, Inc. was $649,800.

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

September 30, 2011

(Expressed in U.S. Dollars)

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

Net assets were calculated as follows:

One World
10/31/08
ASSETS
Current Assets:
Cash	$623,005
Accounts receivable	252,698
Other current assets	17,224
Total current assets	892,927
Other Assets	44,536
TOTAL ASSETS	937,463

LIABILITIES
Current Liabilities:
Accounts payable	$560,263
Other current liabilities	1,849
Total current liabilities	562,112
NET ASSETS	$375,351
=======

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

September 30, 2011

(Expressed in U.S. Dollars)

Following is the proforma balance sheet and income statement as of the acquisition date, October 31, 2008:

	One World	Globalink
	10/31/08	10/31/08	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$632,005	$ 66,080	$ -	$ 689,085
Accounts receivable	252,698	251	-	252,949
Investment in subsidiary	-	375,351	375,351	-
Other current assets	17,224	-	-	17,224
Total current assets	892,927	441,682	375,351	959,258
Other Assets:
Goodwill	-	274,449	-	274,449
Other	44,536	11,020	-	55,556
TOTAL ASSETS	$937,463	$727,151	$ 375,351	$1,289,263
	=======	=======	========	========
LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities:
Accounts payable	$560,263	$1,280	$ -	$ 561,543
Other current liabilities	1,849	500,100	-	501,949
Total current liabilities	562,112	501,380	-	1,063,492

Shareholders Equity
Common stock	6,382	4,957	(6,382)	4,957
Paid in surplus	-	403,243	-	403,243
Preferred stock	6,382	-	(6,382)	-
Retained earnings/(deficit)	362,587	(182,429)	(362,587)	(182,429)
Total shareholders equity	375,351	225,771	(375,351)	225,771
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$937,463	$727,151	$(375,351)	$1,289,263
	=======	=======	========	========

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

September 30, 2011

(Expressed in U.S. Dollars)

	January through October 31, 2008
	One World**	Global	Eliminations	Consolidated
Revenue:	97,996	-	-	97,996

Expenses:
Wages and salaries	44,386	-	-	44,386
Other administrative expenses	28,821	8,990	-	37,811
Total expenses	73,207	8,990	-	82,197

Income/(loss) from operations	24,789	(8,990)	-	15,799

Other income/(expenses)	(5,191)	1,088	-	(4,103)

Income before income taxes	19,598	(7,902)	-	11,696
Income taxes	-	-	-	-

Net income/(loss)	$19,598	$(7,902)	$ -	$ 11,696
	======	======	========	======

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

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

September 30, 2011

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

10.   Net Revenue

The Company follows the reporting requirements of Accounting Standards Codification 605, which requires revenue to be reported net after costs.  Following is the gross revenue and expenses for the period ending December 31, 2010 and the nine months ended September 30, 2011:

	12/31/10	9/30/11
Gross Revenue	$3,166,602	$2,786,575
Cost of Revenue	2,792,830	2,415,716
Net Revenue	$ 373,772	$ 370,859
	========	========

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

12.  New Accounting Pronouncements

In May 2008, the Accounting Standards Codification issued 944, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of Accounting Standards Codification 944”.  Accounting Standards Codification 944 clarifies how Accounting Standards Codification 944 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities.

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

September 30, 2011

(Expressed in U.S. Dollars)

This statement also requires expanded disclosures about financial guarantee insurance contracts. Accounting Standards Codification 944 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. Accounting Standards Codification 944 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Accounting Standards Codification issued 815, Disclosures about Derivative Instruments and Hedging Activities—an amendment of Accounting Standards Codification 815.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of Accounting Standards Codification 815, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the Accounting Standards Codification 815, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Standards Codification 810.  This statement amends Accounting Standards Codification  810 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Accounting Standards Codification 805 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

September 30, 2011

(Expressed in U.S. Dollars)

In December 2007, the Accounting Standards Codification, issued Accounting Standards Codification 805 (revised 2007), Business Combinations.’  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related Accounting Standards Codification 810, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the Accounting Standards Codification, issued Accounting Standards Codification 810, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of Accounting Standards Codification 320.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in Accounting Standards Codification 810 are elective; however, an amendment to Accounting Standards Codification 320 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. Accounting Standards Codification 810 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of ASC 810 Fair Value Measurements.  The Company will adopt Accounting Standards Codification 810 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the Accounting Standards Codification issued Accounting Standards Codification 820, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

September 30, 2011

(Expressed in U.S. Dollars)

This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Capital and Source of Liquidity.

Prior to the acquisition of OneWorld, all of Globalink’s operating capital has either been advanced by current shareholders or from proceeds for the issuance on common shares.

After acquisition of OneWorld on October 31, 2008, Globalink received significant improvement in cash position.  At September 30, 2011, Globalink & its subsidiary have $588,153 in cash on hand.

For the nine months ended September 30, 2011, Globalink did not pursue any investing activities.

For the nine months ended September 30, 2010, Globalink had a note payable for the purchase of subsidiary of $159,105.  As a result, Globalink had cash flows used in investing activities of $159,105 for the nine months ended September 30, 2010.

For the nine months ended September 30, 2011, Globalink had an increase in advances from shareholders of $27,540, resulting in cash flows provided by financing activities of $27,540.

For the nine months ended September 30, 2010, Globalink had a decrease in advances from shareholders of $19,003 resulting in cash flows used in financing activities of $19,003.

Results of Operations

For the three months ended September 30, 2011, Globalink received revenues of $228,213.  Expenses consisted of wages and salaries of $105,882 and other administrative expenses of $60,935.  We also had other expenses of $54,880.  This resulted in net income of $6,516 for the three months ended September 30, 2011.

Comparatively, for the three months ended September 30, 2010, Globalink received revenues of $104,057.  The expenses of $105,253 consisted mainly of wages and salaries of $52,976.  Other administrative expenses cost $52,277.  We also had other income of 55,476.  As a result, Globalink had a net income of $54,280 for the three months ended September 30, 2010.

For the nine months ended September 30, 2011, Globalink received revenues of $370,859.  Expenses consisted of wages and salaries of $218,708 and other administrative expenses of $126,090.  Additionally, Globalink had other expenses of $61,122 resulting in net loss of $35,061 for the nine months ended September 30, 2011.

Comparatively, for the nine months ended September 30, 2010, Globalink received revenues of $259,714. The expenses of $251,427 consisted mainly of wages and salaries of $147,925 and other administrative expenses of $103,502.  Additionally, Globalink had other income of $43,335 resulting in net income of $51,622 for the nine months ended September 30, 2010.

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

Off-Balance Sheet Arrangements

Globalink had no material off-balance sheet arrangements as of September 30, 2011.

Contractual Obligations

Globalink has no material contractual obligations.

New Accounting Pronouncements

In May 2008, the Accounting Standards Codification issued 944, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of Accounting Standards Codification 944”.  Accounting Standards Codification 944 clarifies how Accounting Standards Codification 944 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. Accounting Standards Codification 944 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. Accounting Standards Codification 944 has no effect on Globalink’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Accounting Standards Codification issued 815, Disclosures about Derivative Instruments and Hedging Activities—an amendment of Accounting Standards Codification 815.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  Globalink has not yet adopted the provisions of Accounting Standards Codification 815, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the Accounting Standards Codification 815, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Standards Codification 810.  This statement amends Accounting Standards Codification 810 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Before this statement was issued, limited guidance existed for reporting noncontrolling interests.  As a result, considerable diversity in practice existed.  So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity.  This statement improves comparability by eliminating that diversity.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Accounting Standards Codification 805 (revised 2007).  Globalink will adopt this Statement beginning March 1, 2009.  It is not believed that this will have an impact on Globalink’s consolidated financial position, results of operations or cash flows.

In December 2007, the Accounting Standards Codification, issued Accounting Standards Codification 805 (revised 2007), Business Combinations.’  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  An entity may not apply it before that date. The effective date of this statement is the same as that of the related Accounting Standards Codification 810, Noncontrolling Interests in Consolidated Financial Statements.  Globalink will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on Globalink’s consolidated financial position, results of operations or cash flows.

In February 2007, the Accounting Standards Codification, issued Accounting Standards Codification 810, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of Accounting Standards Codification 320.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  This option is available to all entities. Most of the provisions in Accounting Standards Codification 810 are elective; however, an amendment to Accounting Standards Codification 320 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income.  Accounting Standards Codification 810 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of ASC 810 Fair Value Measurements.  The Company will adopt Accounting Standards Codification 810 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the Accounting Standards Codification issued Accounting Standards Codification 820, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this statement does not require any new fair value measurements.  However, for some entities, the application of this statement will change current practice.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Globalink will adopt this statement March 1, 2008, and it is not believed that this will have an impact on Globalink’s consolidated financial position, results of operations or cash flows.

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

Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures were not effective as of June 30, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated:  November 21, 2011

GLOBALINK, LTD.

By: /s/Robin Young

Robin Young

Chief Executive Officer

By:  /s/Ben Choi

Ben Choi

Chief Financial Officer