Form 10-K
period 2011-12-31
GLOBALINK, LTD.
filed 2012-04-17
CIK 1361540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 333-133961

Globalink, Ltd.

 (Exact name of registrant as specified in its charter)

Nevada	06-1812762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

938 Howe Street, Suite 405
Vancouver, BC V6Z 1N9	(604) 828-8822
(Address of Principal Executive Offices)	(Registrant's telephone number)

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

[x] Yes  [ ] No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, indefinitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [x]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether Globalink is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $0.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of April 17, 2012 was 24,785,000 shares of its common stock.

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

ITEM 2.  PROPERTIES

Our offices consist approximately 1,200 square feet and are located at 938 Howe Street, Suite 405, Vancouver, BC V6Z 1N9

The Company leases its administrative offices for US$1,736 per month. The lease expires in July 2013.  The operating lease expense for the year ended December 31, 2011 was $20,832 and $1,876 for December 31, 2010.

ITEM 3.   LEGAL PROCEEDINGS.

The registrant is aware of no pending or threatened litigation.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

    Item 5(a)

a)  Market Information.  Not applicable.

b)  Holders.  At April 16, 2012, there were approximately 62 shareholders of the registrant.

c)  Dividends.  Holders of the registrant's common stock are entitled to receive such dividends as may be declared by its board of directors.  No dividends on the registrant’s common stock have ever been paid, and the registrant does not anticipate that dividends will be paid on its common stock in the foreseeable future.

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

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

- Change of customer’s acceptance to use Internet to book hotel rooms.

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

For the year ended December 31, 2011, Globalink received advances from shareholders of $28,540.  As a result, we had cash flows from financing activities of $28,540 for the year ended December 31, 2011.

For the year ended December 31, 2010, Globalink repaid advances from shareholders of $34,543.  As a result, we had cash flows used in financing activities of $34,543 for the year ended December 31, 2010.

For the year ended December 31, 2011, Globalink received $45,217 from translation adjustments.  As a result, we had cash flows from investing activities of $45,217 for the year ended December 31, 2011.

For the year ended December 31, 2010, Globalink paid $159,105 on a note payable for the purchase of OneWorld.  As a result, the registrant had cash flows used in investing activities of $159,105 for the year ended December 31, 2010.

Results of Operations

For the year ended December 31, 2011, Globalink received revenues of $350,142.  The net deficit for the year ended December 31, 2011 was $20,084.  Expenses consisted of wages and salaries of $254,774 and other administrative expenses of $131,745.  The increase in expenses for the year ended December 31, 2011 was due to increased operations and increased spending on wages and salaries.

For the year ended December 31, 2010, Globalink received revenues of $373,772.  The net income for the year ended December 31, 2010 was 79,226.  Expenses consisted of wages and salaries of $169,416 and other administrative expenses of $184,481.  As a result, we had income from operations of $19,875.

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

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of December 31, 2011.

Contractual Obligations

The registrant has no material contractual obligations

New Accounting Pronouncements

The registrant has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the registrant.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The registrant does not have any significant market risk exposures.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Globalink, Ltd.

Index to

Financial Statements

THOMAS J. HARRIS

CERTIFIED PUBLIC ACCOUNTANT

3901 STONE WAY N., SUITE 202

SEATTLE, WA  98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

GLOBALINK, LTD.

Vancouver,B.C., Canada

I have audited the balance sheets of GLOBALINK, LTD. AND SUBSIDIARY, as at DECEMBER 31, 2011 AND 2010, the statements of earnings and deficit, stockholders’ deficiency and cash flows for the periods then ended Theses financial statements are the responsibility of the company’s management. My responsibility is to express an opinion on these financial statements based on our audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GLOBALINK LTD. AND SUBSIDIARY, as of December 31, 2011 and 2010 and the results their operations and their cash flows for the periods then ended in conformity with generally accepted accounting principles accepted in the United States of America.

Thomas J Harris, CPA

April 16, 2012

GLOBALINK, LTD. and Subsidiary

Consolidated Balance Sheet

December 31, 2011 and 2010

(Expressed in U.S. Dollars)

	Audited	Audited
	2011	2010
ASSETS
CURRENT ASSETS:
Cash	$383,454	$405,091
Term deposit
Accounts receivable trade	177,502	232,756
Other Receivable
Other Current Assets	2,231	2,453
TOTAL CURRENT ASSETS	563,187	640,300

Fixed assets, net of accumulated depreciation	6,179	9,577
Goodwill	274,449	274,449
TOTAL ASSETS	$843,815	$924,326

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable and accural	$486,199	$579,564
Notes payable OneWorld Acquisition
Dividends payable
Other current liabilties	10,541	50,580
TOTAL CURRENT LIABILITIES	496,740	630,144

OTHER LIABILITIES:
Advances from Shareholders	43,523	14,983
TOTAL OTHER LIABILITIES	43,523	14,983
TOTAL LIABILITIES	540,263	645,127

STOCKHOLDERS’ EQUITY:
Common Stock, $.0002 par value
500,000,000 shares authorized and
24,785.000 shares issued and outstanding	4,957	4,957
Common Stock authorized, issued and outstanding
1,000,000 shares
Preferred Stock authorized, issued and outstanding
1,000,000 shares
Paid-in Surplus	403,243	403,243
Translation adjustment	45,217
Retained earning	(149,865)	(129,001)
TOTAL STOCKHOLDERS’ EQUITY	303,552	279,199

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$843,815	$924,326

The accompanying notes are an integral part of these statements

GLOBALINK, LTD. And Subsidiary

Consolidated Statements of Operations

For the year ended December 31, 2011 and 2010

(Expressed in U.S. Dollars)

	For twelve months	For twelve months
	ended	ended
	12/31/11	12/31/10

Revenue	$350,142	$373,772

Expenses
Wages & salaries	254,774	169,416
Expenses from subsidiary
Other administrative expenses	131,745	184,481
	386,519	353,897
Income (deficit) from operations	(36,377)	19,875

Other income and expenses	19,161	59,351

Income before income taxes	(17,216)	79,226

Income tax	(3,648)	-
Income for the period	$(20,864)	$79,226

Basic and Diluted Loss per Share	(0.0008)	0.0032

Weighted Number of Common Shares	24,785,000	24,785,000

The accompanying notes are an integral part of these statements

GLOBALINK, LTD. And Subsidiary

Consolidated Statements of Shareholders' Equity (Deficit)

For the Years Ended December 31, 2011

(Expressed in U.S. Dollars)

							Total
	Number of	Common	Preferred	Paid In	Translation	Retained	Stockholders'
	shares	Stock	Stock	Surplus	Adjustment	Earnings	Equity

BALANCE - June 30, 2006	2,000,000	$6,382	$6,382	$-	$-	$221,660	$234,424
Net Income 2007						70,743	70,743
BALANCE AT JUNE 30, 2007	2,000,000	6,382	6,382	-		292,403	305,167
Dividends paid						(29,502)	(29,502)
Net income 2008	-	-		-		119,371	119,371
BALANCE AT JUNE 30, 2008	2,000,000	6,382	6,382	-		382,272	395,036
Effects of merger						(39,283)	(39,283)
Net income July 1, 2008 through October 31, 2008						19,598	19,598
BALANCE AT OCTOBER 31, 2008	2,000,000	$6,382	$6,382	$-		$362,587	$375,351
GlobaLink Ltd and Subsidiary
Effect of 5 for 1 stock split and reduction
of par value to .0002	22,785,000	4,557		223,643	-	(160,956)	67,244
Shares Issued in acquisition of OneWorld
Hotel Destination Services, Inc.	2,000,000	400		179,600		-	180,000
Net Loss for the year ended December 31,2008						(106,831)	(106,831)
BALANCE AT DECEMBER 31, 2008	24,785,000	4,957		403,243	-	(267,787)	140,413
Net Income for the year ended December 31, 2009						59,560	59,560

(Continued on next page)

GLOBALINK, LTD. And Subsidiary

Consolidated Statements of Shareholders' Equity (Deficit)

For the Years Ended December 31, 2011

(Expressed in U.S. Dollars)

(Continued from previous page)

BALANCE AT DECEMBER 31, 2009	24,785,000	4,957	-	403,243	-	(208,227)	199,973
Net Income for the year ended December 31, 2010						79,226	79,226
BALANCE AT DECEMBER 31, 2010	24,785,000	4,957	-	403,243	-	(129,001)	279,199
Translation adjustmnet					45,217		45,217
Net loss for the year ended December 31, 2011						(20,864)	(20,864)
BALANCE AT DECEMBER 31, 2011	24,785,000	$4,957	$-	$403,243	$45,217	$(149,865)	$303,552

The accompanying notes are an integral part of these statements

GLOBALINK, LTD.

Consolidated Statement of Cash Flows

For the year ended December 31, 2011 and 2010

(Expressed in U.S. Dollars)

	For Year Ended	For Year Ended
	Ended	Ended
	December 31, 2011	December 31, 2010
Cash Flows from Operating Activities
Profit/(loss) for the period	$(20,864)	$79,226
Less Depreciation not requiring use of funds	3,398	4,243
Net loss on exchange transactions
Income taxes (paid)/refunded
Net changes in working capital balances
(Increase)/decrease accounts receivable	55,254	(83,756)
Other Receivable		61,798
(Increase)/decrease in other current assets	222	5,404
Increase/(decrease) in accounts payable and accruals	(93,365)	192,266
(Due to)/refunded government agencies		0
Increase in other current liabilities	(40,039)	50,580
Cash flows provided/(used) in operating activities	(95,394)	309,761

Cash Flows from Financing Activities
Increase/(decrease) in advances from shareholders	28,540	(34,543)
Cash dividend
Share capital issued
Cash flows from financing activities	28,540	(34,543)

Cash Flows from Investing Activities
Acquisition of capital assets
Note payable for purchase of sub		(159,105)
Translation adjustments	45,217
Purchase effects of subsidiary
Cash from acquisition of Subsidiary
Cash flows from (used in) investing activities	45,217	(159,105)

Net (Decrease) Increase in Cash
And cash Equivalents	(21,637)	116,113

Cash and Cash Equivalents at
Beginning of Period	405,091	288,978

Cash and Cash Equivalents at
End of Period	$383,454	$405,091

Represented by:
Cash	383,454	405,091
Term
	$383,454	$405,091

The accompanying notes are an integral part of these statements

GLOBALINK LTD. And Subsidiary

Notes to Financial Statements

December 31, 2011

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

Our hotel travel booking web site for the business-to-business stage is now under testing prior to the official launching.   The initial 39,000 available hotel rooms have been uploaded to the site, and will facilitate travel agencies to book rooms directly via the internet without having to personally call the office for booking.   Official launching was during the second quarter of 2011.   Initially the web site will only facilitate the company’s travel agency customers, who already have or will set up accounts with us (B to B).   B to B is defined as business interactions between one business entity (OneWorld) to other business entities (the travel agencies in the travel industry). Our next stage of the web site development will be to facilitate non-business customers such that any individuals wishing to book rooms themselves may do so from our web site instead of booking through their travel agencies (B to C).  B to C is defined as business interactions between a business entity (OneWorld) and the individual customers, be they an individual or corporation, whose business is not related to the travel industry.  We anticipate this 2nd stage of the web site would be ready for launching during the second quarter of 2012.

2.  Accounting Policies

The financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America and reflect the following policies:

GLOBALINK LTD. And Subsidiary

Notes to Financial Statements

December 31, 2011

(Expressed in U.S. Dollars)

2.  Accounting Policies (Continued)

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

GLOBALINK LTD. And Subsidiary

Notes to Financial Statements

December 31, 2011

(Expressed in U.S. Dollars)

2.  Accounting Policies (Continued)

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

GLOBALINK LTD. And Subsidiary

Notes to Financial Statements

December 31, 2011

(Expressed in U.S. Dollars)

2.  Accounting Policies (Continued)

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

i)   Translation adjustments

The Company has translations adjustments due to a subsidiary operating in Canada.  The translation adjustment arises from the currency differences in the US dollar and the Canadian dollar.  The Company reports all figures in US dollars and reports the currency translation adjustment through the equity section of the consolidated balance sheet. The adjustment for 2011 was $45, 217.

3.  Fixed assets

Furniture, fixtures and equipment are recorded at cost.  Depreciation is provided annually at rates calculated to write off the assets over their estimated useful lives as follows, except in the year of acquisition when one half of the rate is used.  The Company uses an accelerated method of depreciating their assets over their useful lives.

Computer equipment acquired

  before March 24, 2004

30%, declining balance

Computer equipment acquired

  after March 23, 2004

45%, declining balance

Furniture and equipment

20%, declining balance

Leasehold improvements

20%, straight line

4.  Advances from Shareholders

Advances from shareholders are for the reimbursement of expenses incurred on behalf of the company by the three principal shareholders and they bear no interest due.  These notes are short term advances which are paid generally within one year.  The balance at December 31, 2010 is $14,983 and $43,523 for December 31, 2011.

GLOBALINK LTD. And Subsidiary

Notes to Financial Statements

December 31, 2011

(Expressed in U.S. Dollars)

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

The provision for refundable Federal income tax consists of the following:

	12/31/2011	12/31/2010
Taxable (Credit) Federal Income tax attributable to:
Current operations	$(7,094)	26,936
Less, Nondeductible expenses	-	-
Less, Change in valuation allowance	7,094	(26,936)
Net refundable amount	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	12/31/2011	12/31/2010
Deferred tax asset attributable to:
Net operating loss carryover	$ 50,954	43,860
Less, Valuation allowance	(50,954)	(43,860)
Net deferred tax asset	-	-

The Company’s subsidiary had a foreign taxable income of $15,174, which generated foreign taxes paid of $3,648 USD.  The company will apply these foreign taxes as a credit for foreign taxes paid on their US tax filing.

At December 31, 2011, an unused net operating loss carryover approximating $149,865 which is available to offset future taxable income; it expires beginning in 2018.  Due to the change of control of the Company, the use of the net operating loss may be limited in the future.

GLOBALINK LTD. And Subsidiary

Notes to Financial Statements

December 31, 2011

(Expressed in U.S. Dollars)

6.  Operating Leases

The Company leases its administrative offices for US$1,736 per month. The lease expires in July 2013.  The operating lease expense for the year ended December 31, 2011 was $20,832 and $1,876 for December 31, 2010.  Future minimum lease payments are as follows:

2012	$20,832
2013	12,152
$32,984

GLOBALINK LTD. And Subsidiary

Notes to Financial Statements

December 31, 2011

(Expressed in U.S. Dollars)

7.  Supplemental information – consolidated statements

BS

	One World	GlobaLink
	12/31/2010	12/31/2010	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$ 401,428	$ 3,663		$ 405,091
Accounts receivable	232,756	-		232,756
Other receivable	389,222		(389,222)	-
Investment in subsidiary		528,475	(528,475)	-
Other current assets	2,244	209		2,453

Total current assets	1,025,650	532,347	(917,697)	640,300

Fixed assets, net
of accumulated depreciation	5,340	4,237		9,577

Goodwill		274,449		274,449

TOTAL ASSETS	$ 1,030,990	$ 811,033	$ (917,697)	$ 924,326

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
Accounts payable	$ 467,475	$ 112,089		$ 579,564
Notes payable	14,983	389,222	$ (389,222)	14,983
Other current liabilities	20,057	30,523		50,580

Total current liabilities	502,515	531,834	(389,222)	645,127

Shareholders Equity
Common stock	19,960	4,957	(19,960)	4,957
Paid in surplus		403,243		403,243
Retained earnings/(deficit)	508,515	(129,001)	(508,515)	(129,001)

Total shareholders equity	528,475	279,199	(528,475)	279,199

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 1,030,990	$ 811,033	$ (917,697)	$ 924,326

IS

	January through December 31, 2008
	One World	Global	Eliminations		Consolidated
Sales	$ 247,685	$ -			$ 247,685
Cost of Sales	208,917				208,917

Gross profit	38,768	-	-		38,768

Expenses:
Wages and salaries	26,290				26,290
Subsidiary expenses		33,375			33,375
Other administrative expenses	11,065	23,456			34,521

Total expenses	37,355	56,831	-		94,186

Income/(loss) from operations	1,413	(56,831)	-		(55,418)

Other income/(expenses)	(16,873)				(16,873)

Income before income taxes	(15,460)	(56,831)	-	-	(72,291)
Income taxes					-

Net income/(loss)	$ (15,460)	$ (56,831)	$ -		$ (72,291)

GLOBALINK LTD. And Subsidiary

Notes to Financial Statements

December 31, 2011

(Expressed in U.S. Dollars)

7.  Supplemental information – consolidated statements (Continued)

BS

	One World	GlobaLink
	12/31/2008	12/31/2008	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$ 513,856	$ 65,608		$ 579,464
Accounts receivable	109,405	-		109,405
Other receivable	28,743			28,743
Investment in subsidiary		341,976	(341,976)	-
Other current assets	22,383			22,383

Total current assets	674,387	407,584	(341,976)	739,995

Fixed assets, net
of accumulated depreciation	7,379	10,530		17,909

TOTAL ASSETS	$ 681,766	$ 418,114	$ (341,976)	$ 757,904

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
Accounts payable	$ 311,377	$ 77,399		$ 388,776
Notes payable		469,800		469,800
Other current liabilities	28,413	4,951		33,364

Total current liabilities	339,790	552,150	-	891,940

Shareholders Equity
Common stock	16,400	4,957	(16,400)	4,957
Paid in surplus	-	128,794		128,794
Retained earnings/(deficit)	325,576	(267,787)	(325,576)	(267,787)

Total shareholders equity	341,976	(134,036)	(341,976)	(134,036)

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 681,766	$ 418,114	$ (341,976)	$ 757,904

IS

	For the year ended December 31, 2010
	One World	Global	Eliminations		Consolidated
Revenue:	$ 373,772	$ -			$ 373,772

Expenses:
Wages and salaries	169,416				169,416
Subsidiary expenses					-
Other administrative expenses	167,491	16,990			184,481

Total expenses	336,907	16,990	-		353,897

Income/(loss) from operations	36,865	(16,990)	-		19,875

Other income/(expenses)	59,351				59,351

Income before income taxes	96,216	(16,990)	-	-	79,226
Income taxes					-

Net income/(loss)	$ 96,216	$ (16,990)	$ -		$ 79,226

GLOBALINK LTD. And Subsidiary

Notes to Financial Statements

December 31, 2011

(Expressed in U.S. Dollars)

7.  Supplemental information – consolidated statements (Continued)

BS

	One World	GlobaLink
	12/31/2011	12/31/2011	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$ 379,884	$ 3,570		$ 383,454
Accounts receivable	177,504	-		177,504
Other receivable	508,872		(508,872)	-
Investment in subsidiary		576,629	(576,629)	-
Other current assets	2,022	209		2,231

Total current assets	1,068,282	580,408	(1,085,501)	563,189

Fixed assets, net
of accumulated depreciation	5,087	1,090		6,177

Other Assets:
Goodwill		274,449		274,449
Note Receivable				-

TOTAL ASSETS	$ 1,073,369	$ 855,947	$ (1,085,501)	$ 843,815

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
Accounts payable	$ 486,199	$ -	$ -	$ 486,199
Notes payable	-	508,872	(508,872)	-
Other current liabilities	10,541	43,523		54,064

Total current liabilities	496,740	552,395	(508,872)	540,263

Shareholders Equity
Common stock	19,648	4,957	(19,648)	4,957
Paid in surplus		403,243		403,243
Translation adjustment	45,217	45,217	(45,217)	45,217
Retained earnings/(deficit)	511,764	(149,865)	(511,764)	(149,865)

Total shareholders equity	576,629	303,552	(576,629)	303,552

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 1,073,369	$ 855,947	$ (1,085,501)	$ 843,815

IS

	January through December 31, 2008
	One World	Global	Eliminations		Consolidated
Sales	$ 247,685	$ -			$ 247,685
Cost of Sales	208,917				208,917

Gross profit	38,768	-	-		38,768

Expenses:
Wages and salaries	26,290				26,290
Subsidiary expenses		33,375			33,375
Other administrative expenses	11,065	23,456			34,521

Total expenses	37,355	56,831	-		94,186

Income/(loss) from operations	1,413	(56,831)	-		(55,418)

Other income/(expenses)	(16,873)				(16,873)

Income before income taxes	(15,460)	(56,831)	-	-	(72,291)
Income taxes					-

Net income/(loss)	$ (15,460)	$ (56,831)	$ -		$ (72,291)

GLOBALINK LTD. And Subsidiary

Notes to Financial Statements

December 31, 2011

(Expressed in U.S. Dollars)

7.  Supplemental information – consolidated statements (Continued)

BS

	One World	GlobaLink
	12/31/2008	12/31/2008	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$ 513,856	$ 65,608		$ 579,464
Accounts receivable	109,405	-		109,405
Other receivable	28,743			28,743
Investment in subsidiary		341,976	(341,976)	-
Other current assets	22,383			22,383

Total current assets	674,387	407,584	(341,976)	739,995

Fixed assets, net
of accumulated depreciation	7,379	10,530		17,909

TOTAL ASSETS	$ 681,766	$ 418,114	$ (341,976)	$ 757,904

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
Accounts payable	$ 311,377	$ 77,399		$ 388,776
Notes payable		469,800		469,800
Other current liabilities	28,413	4,951		33,364

Total current liabilities	339,790	552,150	-	891,940

Shareholders Equity
Common stock	16,400	4,957	(16,400)	4,957
Paid in surplus	-	128,794		128,794
Retained earnings/(deficit)	325,576	(267,787)	(325,576)	(267,787)

Total shareholders equity	341,976	(134,036)	(341,976)	(134,036)

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 681,766	$ 418,114	$ (341,976)	$ 757,904

IS

	For the year ended December 31, 2011
	One World	Global	Eliminations		Consolidated
Revenue:	$ 350,142	$ 3,249	$ (3,249)		$ 350,142

Expenses:
Wages and salaries	254,774				254,774
Subsidiary expenses					-
Other administrative expenses	116,715	15,030			131,745

Total expenses	371,489	15,030	-		386,519

Income/(loss) from operations	(21,347)	(11,781)	(3,249)		(36,377)

Other income/(expenses)	28,244	(9,083)			19,161

Income before income taxes	6,897	(20,864)	(3,249)	-	(17,216)
Income taxes	(3,648)				(3,648)

Net income/(loss)	$ 3,249	$ (20,864)	$ (3,249)		$ (20,864)

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

December 31, 2011

(Expressed in U.S. Dollars)

8.  Business Combinations (Continued)

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

Net assets were calculated as follows:

BS

One World
10/31/2008
ASSETS
Current Assets:
Cash	$ 623,005
Accounts receivable	252,698
Other current assets	17,224

Total current assets	892,927

Other Asset	44,536

TOTAL ASSETS	937,463

LIABILITIES
Current Liabilities
Accounts payable	$ 560,263
Other current liabilities	1,849

Total current liabilities	562,112

NET ASSETS	$ 375,351

IS

	January through December 31, 2008
	One World	Global	Eliminations		Consolidated
Sales	$ 247,685	$ -			$ 247,685
Cost of Sales	208,917				208,917

Gross profit	38,768	-	-		38,768

Expenses:
Wages and salaries	26,290				26,290
Subsidiary expenses		33,375			33,375
Other administrative expenses	11,065	23,456			34,521

Total expenses	37,355	56,831	-		94,186

Income/(loss) from operations	1,413	(56,831)	-		(55,418)

Other income/(expenses)	(16,873)				(16,873)

Income before income taxes	(15,460)	(56,831)	-	-	(72,291)
Income taxes					-

Net income/(loss)	$ (15,460)	$ (56,831)	$ -		$ (72,291)

GLOBALINK LTD. And Subsidiary

Notes to Financial Statements

December 31, 2011

(Expressed in U.S. Dollars)

8.  Business Combinations (Continued)

Following is the proforma balance sheet and income statement as of the acquisition date, October 31, 2008:

GLOBALINK LTD. And Subsidiary

Notes to Financial Statements

December 31, 2011

(Expressed in U.S. Dollars)

8.  Business Combinations (Continued)

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

December 31, 2011

(Expressed in U.S. Dollars)

9.  Capital Stock (Continued)

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

10.   Net Revenue

The Company follows the reporting requirements of Accounting Standards Codification 605, which requires revenue to be reported net after costs.  Following is the gross revenue and expenses for the period ending December 31, 2010 and the nine months ended September 30, 2011:

	12/31/2010	12/31/2011
Gross Revenue	$3,254,964	$3,226,761
Cost of Revenue	2,876,620	2,876,620
Net Revenue	$ 436,624	$ 350,142

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

GLOBALINK LTD. And Subsidiary

Notes to Financial Statements

December 31, 2011

(Expressed in U.S. Dollars)

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

GLOBALINK LTD. And Subsidiary

Notes to Financial Statements

December 31, 2011

(Expressed in U.S. Dollars)

12.  New accounting pronouncements (Continued)

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

GLOBALINK LTD. And Subsidiary

Notes to Financial Statements

December 31, 2011

(Expressed in U.S. Dollars)

12.  New accounting pronouncements (Continued)

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

None

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to insure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or the persons performing similar functions, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report.  Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were not effective as of December 31, 2011.

Management’s Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, and concluded that it is not effective due to the reasons discussed above.

This annual report does not include an attestation report of the registrant’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2011.  Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The directors and executive officers are as follows:

NAME                                AGE      POSITIONS HELD          SINCE

Robin Young                        68      President/Director           Inception to

    Present

Ben Choi                              56      Treasurer/Director           Inception to

    Present

Daniel Lo                              45      Secretary/Director           Inception to

    Present

Business Experience of Officers and Directors

Robin Young, President and Director, has been the principal of Young Engineering Corporation, an engineering consultant firm for the building industry since 1975.  He has also been the president of Landtek Properties Ltd., a development company since 1994 and Coreng Construction Corporation, a company providing project and construction management as well as general contracting from 1976 to 1990.  Mr. Young was listed in the “Who’s Who in British Columbia” and “International Who’s Who of Professionals”.  Mr. Young received a bachelor of applied science degree in civil engineering from the University of British Columbia in 1963.  He conducted his post-graduate studies both at McGill University and at Concordia University and received his master’s degree in civil and structural engineering in 1970 from Concordia University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the registrant must file a Form 4 reporting the acquisition or disposition of registrant's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply.  Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the registrant's fiscal year.  Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder.  To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners have not complied with all applicable Section 16(a) filing requirements during 2011.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of December 31, 2011, the number and percentage of outstanding shares of the registrant’s common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

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

426 Main Street

Suite #202

Vancouver, B.C. V6A 2T4

 (1) Based upon 24,785,000 issued and outstanding as of December 31, 2011.

All the above-named officers and directors would be deemed to be promoters of Globalink.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Shareholder Advances.  Advances from shareholders are for the reimbursement of expenses incurred on behalf of the company by the three principal shareholders and they bear no interest due.  These notes are short term advances which are paid generally within one year.  The balance at December 31, 2010 is $14,983 and $43,523 for December 31, 2011.

Director Independence.

The registrant’s board of directors consists of Robin Young, Ben Choi and Daniel Lo.  None of them is independent as such term is defined by a national securities exchange or an inter-dealer quotation system.  During the fiscal year ended December 31, 2011, there were no transactions with related persons other than as described in the section above entitled “Item 11.  Executive Compensation”.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.   We incurred aggregate fees and expenses of $15,000 and $15,000 from Thomas J. Harris, CPA, respectfully for the 2011 and 2010 fiscal years.  Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-K and 10-Q.

Tax Fees.   We did not incur any aggregate tax fees and expenses from Thomas J. Harris, CPA for the 2011 and 2010 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees.   We incurred audit related fees of $0 and $0 from Thomas J. Harris, CPA during fiscal 2011 and 2010.  The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for fiscal years 2011 and 2010 were approved by the Board of Directors pursuant to its policies and procedures.  We intend to continue using Thomas J. Harris, CPA solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Report of Independent Registered Public Accounting Firm

Balance Sheet:

  December 31, 2011 and 2010

Statements of Operations:

  For the year ended December 31, 2011 and 2010

Statements of Cash Flows:

  For the year ended December 31, 2011 and 2010

Notes to Financial Statements:

  December 31, 2011

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

Dated: April 17, 2012

/s/Robin Young

By: Robin Young, President/CEO

In accordance with the requirements of the Securities Exchange Act of 1934, as amendment, this report has been signed by the following persons in the capacities and on the dates stated.

Globalink, Inc.

(Registrant)

By: /s/Robin Young                     Dated: April 17, 2012

           Robin Young

           Chief Financial Officer, Controller and Director

Director, Chief Executive Officer

(As a duly authorized officer on behalf of the registrant and as Principal Executive Officer)

By: /s/Ben Choi                           Dated: April 17, 2012

          Ben Choi

          Chief Financial Officer, Controller and Director

By: /s/Daniel Lo                          Dated: April 17, 2012

          Daniel Lo

          Director