Form 10-Q
period 2012-03-31
GLOBALINK, LTD.
filed 2012-05-21
CIK 1361540

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2012

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

May 21, 2012:

Common Stock  -  24,785,000

GLOBALINK, INC.

FORM 10-Q

For the quarterly period ended March 31, 2012

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults upon Senior Securities	29
Item 4. Mine	29
Item 5. Other Information	29
Item 6. Exhibits	29

SIGNATURES	30

GLOBALINK, LTD. and Subsidiary

Consolidated Balance Sheet

March 31, 2012 and December 31, 2011

(Expressed in U.S. Dollars)

	Unaudited	Audited
	2012	2011
ASSETS

CURRENT ASSETS:
Cash	$264,580	$383,454
Term deposit
Accounts receivable trade	192,819	177,502
Other Receivable
Other Current Assets	2,262	2,231
TOTAL CURRENT ASSETS	459,661	563,187

Fixed assets, net of accumulated depreciation	5,470	6,179

Goodwill	274,449	274,449

TOTAL ASSETS	$739,580	$843,815

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable and accrual	$406,363	$486,199
Notes payable OneWorld Acquisition
Dividends payable
Other current liabilities	9,307	10,541
TOTAL CURRENT LIABILITIES	415,670	496,740

OTHER LIABILITIES:
Advances from Shareholders	44,523	43,523
TOTAL OTHER LIABILITIES	44,523	43,523

TOTAL LIABILITIES	460,193	540,263

STOCKHOLDERS’ EQUITY:
Common Stock, $.0002 par value
500,000,000 shares authorized and
24,785.000 shares issued and outstanding	4,957	4,957
Common Stock authorized, issued and outstanding
1,000,000 shares
Preferred Stock authorized, issued and outstanding
1,000,000 shares

(Continued on next page)

GLOBALINK, LTD. and Subsidiary

Consolidated Balance Sheet

March 31, 2012 and December 31, 2011

(Expressed in U.S. Dollars)

Paid-in Surplus	403,243	403,243
Translation adjustment	2,353	45,217
Retained earning	(131,166)	(149,865)
TOTAL STOCKHOLDERS’ EQUITY	279,387	303,552

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$739,580	$843,815

See accompanying notes to unaudited condensed financial statements.

GLOBALINK, LTD. and Subsidiary

Consolidated Statements of Operations

For the three months ended March 31, 2012 and 2011

(Expressed in U.S. Dollars)

	Three months	Three months
	Ended	Ended
	03/31/12	03/31/11

Revenue	$106,727	$62,735

Expenses
Wages & salaries	58,306	52,194
Expenses from subsidiary
Other administrative expenses	29,722	25,260
	88,028	77,454
Income (deficit) from operations	18,699	(14,719)

Other income and expenses		17,546

Income before income taxes	18,699	2,827

Income tax		-
Income for the period	$18,699	$2,827

Basic and Diluted Loss per Share	0.0008	0.0001

Weighted Number of Common Shares	24,785,000	24,785,000

See accompanying notes to unaudited condensed financial statements.

GLOBALINK, LTD. and Subsidiary

Consolidated Statement of Cash Flows

Three months ended March 31, 2012 and 2011

(Expressed in U.S. Dollars)

	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011
Cash Flows from Operating Activities
Profit/(loss) for the period	$18,699	$2,827
Less Depreciation not requiring use of funds	709	256
Net loss on exchange transactions
Income taxes (paid)/refunded
Net changes in working capital balances
(Increase)/decrease accounts receivable	(15,317)	(13,616)
Other Receivable
(Increase)/decrease in other current assets	(31)	(262)
Increase/(decrease) in accounts payable and accruals	(79,836)	(38,759)
(Due to)/refunded government agencies
Increase in othe current liabilities	(1,234)	66,379

Cash flows provided/(used) in operating activities	(77,010)	16,825

Cash Flows from Financing Activities
Increase/(decrease) in advances from shareholders	1,000	15,540
Cash dividend
Share capital issued
Cash flows from financing activities	1,000	15,540

Cash Flows from Investing Activities
Acquisition of capital assets
Note payable for purchase of sub
Translation adjustments	(42,864)
Purchase effects of subsidiary
Cash from acquisition of Subsidiary
Cash flows from (used in) investing activities	(42,864)	0

Net (Decrease) Increase in Cash
And cash Equivalents	(118,874)	32,365

Cash and Cash Equivalents at
Beginning of Period	383,454	405,091

Cash and Cash Equivalents at
End of Period	$264,580	$437,456

(Continued on next page)

GLOBALINK, LTD. and Subsidiary

Consolidated Statement of Cash Flows

Three months ended March 31, 2012 and 2011

(Expressed in U.S. Dollars)

Represented by:
Cash	264,580	437,456
Term
	$264,580	$437,456

See accompanying notes to unaudited condensed financial statements.

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

March 31, 2012

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

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended march 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

2.  Accounting Policies

The financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America and reflect the following policies:

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

March 31, 2012

(Expressed in U.S. Dollars)

   a)   Translation of foreign currencies

Monetary assets and liabilities in foreign currencies are translated into United States dollars at the prevailing year-end exchange rates. Revenue and expense items are translated at the average rates in effect during the month of transaction. Resulting exchange gains and losses on transactions are included in the determination of earnings for the year. The exchange gain for the period from January 1 to December 31, 2011 was $19,161.

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

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

March 31, 2012

(Expressed in U.S. Dollars)

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

   g)   Revenue recognition

Revenue is recorded when the corresponding expense can be recognized.  Specially, room revenue is recorded when the client checks into the room.  Due to this matching principle revenue is reported by the net proceeds of the services performed as required by ASC 605.

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

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

March 31, 2012

(Expressed in U.S. Dollars)

3.  Fixed assets

Furniture, fixtures and equipment are recorded at cost.  Depreciation is provided annually at rates calculated to write off the assets over their estimated useful lives as follows, except in the year of acquisition when one half of the rate is used.  The Company uses an accelerated method of depreciating their assets over their useful lives.

Computer equipment acquired

  before March 24, 2004

30%, declining balance

Computer equipment acquired

  after March 23, 2004

45%, declining balance

Furniture and equipment

20%, declining balance

Leasehold improvements

20%, straight line

4.  Advances from Shareholders

Advances from shareholders are for the reimbursement of expenses incurred on behalf of the company by the three principal shareholders and they bear no interest due.  These notes are short term advances which are paid generally within one year.  The balance at December 31, 2011 was $43,523 and $44,523 for March 31, 2012.

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

The provision for refundable Federal income tax consists of the following:

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

March 31, 2012

(Expressed in U.S. Dollars)

	12/31/11	12/31/10
Refundable Federal income tax attributable to:
Current operations	$(7,094)	$26,936
Less, Nondeductible expenses	-	-
Less, Change in valuation allowance	7,094	(26,936)
Net refundable amount	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	12/31/11	12/31/10
Deferred tax asset attributable to:
Net operating loss carryover	$50,954	$43,860
Less, Valuation allowance	(50,954)	(43,860)
Net deferred tax asset	-	-

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

6.  Operating Leases

The Company leases its administrative offices for US$1,736 per month. The lease expires in July 2013.  The operating lease expense for the year ended December 31, 2011 was $20,832 and $1,876 for December 31, 2010.  Future minimum lease payments are as follows:

Future lease payments are as follows:

2012	20,832
2013	12,152
$32,984 ======

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

March 31, 2012

(Expressed in U.S. Dollars)

7.  Supplemental Information – consolidated statements

	One World	GlobaLink
	12/31/11	12/31/11	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$379,884	$3,570		$383,454
Accounts receivable	177,504	-		177,504
Other receivable	508,872		(508,872)	-
Investment in subsidiary		576,629	(576,629)	-
Other current assets	2,022	209		2,231
Total current assets	1,068,282	580,408	(1,085,501)	563,189

Fixed assets, net
of accumulated depreciation	5,087	1,090		6,177

Other Assets:
Goodwill		274,449		274,449
Note Receivable				-

TOTAL ASSETS	$1,073,369	$855,947	$(1,085,501)	$843,815

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
Accounts payable	$486,199	$-	$-	$486,199
Notes payable	-	508,872	(508,872)	-
Other current liabilities	10,541	43,523		54,064
Total current liabilities	496,740	552,395	(508,872)	540,263

Shareholders Equity
Common stock	19,648	4,957	(19,648)	4,957
Paid in surplus		403,243		403,243
Translation adjustment	45,217	45,217	(45,217)	45,217
Retained earnings/(deficit)	511,764	(149,865)	(511,764)	(149,865)
Total shareholders equity	576,629	303,552	(576,629)	303,552

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$1,073,369	$855,947	$(1,085,501)	$843,815

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

March 31, 2012

(Expressed in U.S. Dollars)

	For the year ended December 31, 2011
	One World	Global	Eliminations		Consolidated
Revenue:	$350,142	$3,249	$(3,249)		$350,142

Expenses:
Wages and salaries	254,774				254,774
Subsidiary expenses					-
Other administrative expenses	116,715	15,030			131,745

Total expenses	371,489	15,030	-		386,519

Income/(loss) from operations	(21,347)	(11,781)	(3,249)		(36,377)

Other income/(expenses)	28,244	(9,083)			19,161

Income before income taxes	6,897	(20,864)	(3,249)	-	(17,216)
Income taxes	(3,648)				(3,648)

Net income/(loss)	$3,249	$(20,864)	$(3,249)		$(20,864)

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

March 31, 2012

(Expressed in U.S. Dollars)

	One World	GlobaLink
	3/31/12	3/31/12	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$261,968	$2,612		$264,580
Accounts receivable	192,819	-		192,819
Other receivable	516,688		(516,688)	-
Investment in subsidiary		563,024	(563,024)	-
Other current assets	2,053	209		2,262

Total current assets	973,528	565,845	(1,079,712)	459,661

Fixed assets, net
of accumulated depreciation	5,166	304		5,470

Other Assets:
Goodwill		274,449		274,449
Note Receivable				-
TOTAL ASSETS	$978,694	$840,598	$(1,079,712)	$739,580

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
Accounts payable	$406,363	$-	$-	$406,363
Notes payable	-	516,688	(516,688)	-
Other current liabilities	9,307	44,523		53,830
Total current liabilities	415,670	561,211	(516,688)	460,193

Shareholders Equity
Common stock	19,950	4,957	(19,950)	4,957
Paid in surplus		403,243		403,243
Translation adjustment	9,993	2,353	(9,993)	2,353
Retained earnings/(deficit)	533,081	(131,166)	(533,081)	(131,166)

Total shareholders equity	563,024	279,387	(563,024)	279,387

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$978,694	$840,598	$(1,079,712)	$739,580

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

March 31, 2012

(Expressed in U.S. Dollars)

	For the period ending March 31, 2012
	One World	Global	Eliminations		Consolidated
Revenue:	$106,727	$21,317	$(21,317)		$106,727

Expenses:
Wages and salaries	58,306				58,306
Subsidiary expenses					-
Other administrative expenses	27,104	2,618			29,722

Total expenses	85,410	2,618	-		88,028

Income/(loss) from operations	21,317	18,699	(21,317)		18,699

Other income/(expenses)	-	-			-

Income before income taxes	21,317	18,699	(21,317)	-	18,699
Income taxes	-				-

Net income/(loss)	$21,317	$18,699	$(21,317)		$18,699

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

       Notes payable at $469,800, with 1% interest and maturity dates of May 9, 2011 and October 19, 2011

    Total purchase price of OneWorld Hotel Destination Services, Inc. was $649,800.

    Net assets of OneWorld Hotel Destination Services, Inc. was $375,351.

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

March 31, 2012

(Expressed in U.S. Dollars)

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

March 31, 2012

(Expressed in U.S. Dollars)

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

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

March 31, 2012

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

March 31, 2012

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

10.   Net Revenue

The Company follows the reporting requirements of Accounting Standards Codification 605, which requires revenue to be reported net after costs.  Following is the gross revenue and expenses for the period ending December 31, 2011 and the three months ended March 31, 2012:

	12/31/11	3/31/2012
Gross Revenue	$3,226,761	$637,573
Cost of Revenue	2,876,620	530,846
Net Revenue	$ 350,142	$106,727
	========	========

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

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

March 31, 2012

(Expressed in U.S. Dollars)

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

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

March 31, 2012

(Expressed in U.S. Dollars)

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

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

March 31, 2012

(Expressed in U.S. Dollars)

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

For the three months ended March 31, 2012, Globalink received advances from shareholders of $1,000.  As a result, we had cash flows from financing activities of $1,000 for the three months ended March 31, 2012.  Comparatively, for the three months ended March 31, 2011, Globalink received advances from shareholders of $15,540, resulting in cash flows from financing activities of $15,540.  Globalink did not require as much money for operations this quarter due to decreased operations.

For the three months ended March 31, 2012, Globalink used $42,864 for translation adjustments, resulting in $42,864 used in investing activities for the three months ended March 31, 2012.

Globalink did not pursue any investing activities for the three months ended March 31, 2011.

Results of Operations

For the three months ended March 31, 2012, Globalink received revenues of $106,727.  Globalink spent $58,306 on wages and salaries, and paid other administrative expenses of $29,722.  As a result, the net income from operations was $18,699 for the three months ended March 31, 2012.

Comparatively, for the three months ended March 31, 2011, Globalink received revenues of $62,735.  Expenses consisted of wages and salaries of 52,194 and other administrative expenses of $25,260.  As a result, we had a deficit from operations of $14,719.  However, we also had other income of $17,546, which resulting in income for the period of $2,827.  The difference between March 31, 2012 and March 31, 2011 is due to the increased revenues for the period.

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

Off-Balance Sheet Arrangements

Globalink had no material off-balance sheet arrangements as of March 31, 2012

Contractual Obligations

Globalink has no material contractual obligations.

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

Item 4.  Controls and Procedures

During the three months ended March 31, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2012

During the edgarization process, the incorrect footnotes to the financial statements were inserted into the Form 10-Qs recently filed for the quarters ended June 30, 2010 and September 30, 2010.  As a result, the registrant implemented new review procedures to ensure the accuracy in the required filings.

Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures were not effective as of March 31, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Mine Safety Disclosures

Not applicable

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

Dated:  May 21, 2012

GLOBALINK, LTD.

By: /s/Robin Young

Robin Young

Chief Executive Officer

By:  /s/Ben Choi

Ben Choi

Chief Financial Officer