Form 10-Q/A
period 2012-03-31
GLOBALINK, LTD.
filed 2012-05-22
CIK 1361540

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

May 22, 2012:

Common Stock  -  24,785,000

EXPLANATORY NOTE

The purpose of this amendment to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2012 as filed with the Securities and Exchange Commission on May 21, 2012 is solely to furnish the XBRL files.

No other changes have been made to the Form 10-Q.  This amendment continues to speak as of the original filing date of the Form 10-Q, does not reflect subsequent events to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

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

Dated:  May 22, 2012

GLOBALINK, LTD.

By: /s/Robin Young

Robin Young

Chief Executive Officer

By:  /s/Ben Choi

Ben Choi

Chief Financial Officer