Form 10-Q
period 2012-06-30
GLOBALINK, LTD.
filed 2012-08-20
CIK 1361540

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2012

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

August 20, 2012:

Common Stock  -  24,785,000

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2012 and the results of its operations for the six and three month periods ended June 30, 2012 and 2011 and its cash flows for the six and three month periods ended June 30, 2012 and 2011.

The quarterly financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s audited financial statements filed with Form 10-K for the years ended December 31, 2011.  The results of operations for the six and three month periods ended June 30, 2012 and 2011 are not necessarily indicative of operating results for the full year.

GLOBALINK, INC.

FORM 10-Q

For the quarterly period ended June 30, 2012

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults upon Senior Securities	25
Item 4. Mine	25
Item 5. Other Information	25
Item 6. Exhibits	25

SIGNATURES	26

GLOBALINK, LTD. and Subsidiary

Consolidated Balance Sheet

June 30, 2012 and December 31, 2011

(Expressed in U.S. Dollars)

	Unaudited	Audited
	2012	2011
ASSETS
CURRENT ASSETS:
Cash	$390,081	$383,454
Term deposit
Accounts receivable trade	99,226	177,502
Other Receivable
Other Current Assets	2,846	2,231
TOTAL CURRENT ASSETS	492,153	563,187

Fixed assets, net of accumulated depreciation	5,118	6,179

Goodwill	274,449	274,449
TOTAL ASSETS	$771,720	$843,815

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable and accural	$458,924	$486,199
Notes payable OneWorld Acquisition
Dividends payable
Other current liabilties	7,288	10,541
TOTAL CURRENT LIABILITIES	466,212	496,740

OTHER LIABILITIES:
Advances from Shareholders	44,523	43,523
TOTAL OTHER LIABILITIES	44,523	43,523
TOTAL LIABILITIES	510,735	540,263

STOCKHOLDERS’ EQUITY:
Common Stock, $.0002 par value
500,000,000 shares authorized and
24,785.000 shares issued and outstanding	4,957	4,957
Common Stock authorized, issued and outstanding
1,000,000 shares
Preferred Stock authorized, issued and outstanding
1,000,000 shares
Paid-in Surplus	403,243	403,243
Translation adjustment	(23)	45,217
Retained earning	(147,192)	(149,865)
TOTAL STOCKHOLDERS’ EQUITY	260,985	303,552

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$771,720	$843,815

See accompanying notes to unaudited condensed financial statements.

GLOBALINK, LTD. and Subsidiary

Consolidated Statements of Operations

For the three and six months ended June 30, 2012 and 2011

(Expressed in U.S. Dollars)

	Three months	Three months	Six months	Six Months
	Ended	Ended	Ended	Ended
	06/30/12	06/30/11	06/30/12	06/30/11

Revenue	$76,015	$79,911	$182,742	$142,646

Expenses
Wages & salaries	64,923	60,632	123,229	112,826
Expenses from subsidiary
Other administrative expenses	27,118	39,895	56,840	65,155
	92,041	100,527	180,069	177,981
Income (deficit) from operations	(16,026)	(20,616)	2,673	(35,335)

Other income and expenses		(23,788)	-	(6,242)

Income before income taxes	(16,026)	(44,404)	2,673	(41,577)

Income tax			-
Income for the period	$(16,026)	$(44,404)	$2,673	$(41,577)

Basic and Diluted Loss per Share	(0.0006)	(0.0018)	0.0001	(0.0017)

Weighted Number of Common Shares	24,785,000	24,785,000	24,785,000	24,785,000

See accompanying notes to unaudited condensed financial statements.

GLOBALINK, LTD. and Subsidiary

Consolidated Statement of Cash Flows

Six months ended June 30, 2012 and 2011

(Expressed in U.S. Dollars)

	Six Months	Six Months
	Ended	Ended
	June 30, 2012	June 30, 2011
Cash Flows from Operating Activities
Profit/(loss) for the period	$2,673	$(41,577)
Less Depreciation not requiring use of funds	1,061	734
Net loss on exchange transactions
Income taxes (paid)/refunded
Net changes in working capital balances
(Increase)/decrease accounts receivable	78,276	154,200
Other Receivable
(Increase)/decrease in other current assets	(615)	(36)
Increase/(decrease) in accounts payable and accruals	(27,275)	2,626
(Due to)/refunded government agencies
Increase/(decrease) in the current liabilities	(3,253)	(34,562)

Cash flows provided/(used) in operating activities	50,867	81,385

Cash Flows from Financing Activities
Increase/(decrease) in advances from shareholders	1,000	(15,170)
Cash dividend
Share capital issued
Cash flows from financing activities	1,000	(15,170)

Cash Flows from Investing Activities
Acquisition of capital assets
Note payable for purchase of sub
Translation adjustments	(45,240)
Purchase effects of subsidiary
Cash from acquisition of Subsidiary
Cash flows from (used in) investing activities	(45,240)	-

Net (Decrease) Increase in Cash
And cash Equivalents	6,627	66,215

Cash and Cash Equivalents at
Beginning of Period	383,454	405,091
Cash and Cash Equivalents at
End of Period	$390,081	$471,306
Represented by:
Cash	390,081	471,306
Term
	$390,081	$471,306

See accompanying notes to unaudited condensed financial statements.

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

June 30, 2012

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

2.  Accounting Policies

The financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America and reflect the following policies:

a)

Translation of foreign currencies

Monetary assets and liabilities in foreign currencies are translated into United States dollars at the prevailing year-end exchange rates. Revenue and expense items are

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

June 30, 2012

(Expressed in U.S. Dollars)

2.  Accounting Policies (Continued)

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

e)

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with Accounting Standards Codification regarding Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards.  Deferred tax assets and liabilities are measured using enacted

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

June 30, 2012

(Expressed in U.S. Dollars)

2.  Accounting Policies (Continued)

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

June 30, 2012

(Expressed in U.S. Dollars)

3.  Fixed assets

Furniture, fixtures and equipment are recorded at cost.  Depreciation is provided annually at rates calculated to write off the assets over their estimated useful lives as follows, except in the year of acquisition when one half of the rate is used.  The Company uses an accelerated method of depreciating their assets over their useful lives.

Computer equipment acquired

  before March 24, 2004

30%, declining balance

Computer equipment acquired

  after March 23, 2004

45%, declining balance

Furniture and equipment

20%, declining balance

Leasehold improvements

     20%, straight line

4.  Advances from Shareholders

Advances from shareholders are for the reimbursement of expenses incurred on behalf of the company by the three principal shareholders and they bear no interest due.  These notes are short term advances which are paid generally within one year.  The balance at December 31, 2011 was $43,523 and $44,523 for June 30, 2012.

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

Current operations

   $(7,094)

     26,936

Less, Nondeductible expenses

        -0-

         -0-

-Less, Change in valuation allowance

      7,094

    (26,936)

 Net refundable amount

        -0-

         -0-

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

June 30, 2012

(Expressed in U.S. Dollars)

5.  Federal income tax (Continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

12/31/2011 12/31/2010

Deferred tax asset attributable to:

 Net operating loss carryover

  $  50,954

    43,860

Less, Valuation allowance

    (50,954)

   (43,860)

 Net deferred tax asset

         -0-

       -0-

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

Future lease payments are as follows:

2012

  20,832

2013

  12,152

$32,984

======

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

June 30, 2012

(Expressed in U.S. Dollars)

7.  Supplemental information – consolidated statements

	One World	GlobaLink
	12/31/11	12/31/11	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$379,884	$3,570		$383,454
Accounts receivable	177,504	-		177,504
Other receivable	508,872		(508,872)	-
Investment in subsidiary		576,629	(576,629)	-
Other current assets	2,022	209		2,231
Total current assets	1,068,282	580,408	(1,085,501)	563,189

Fixed assets, net
of accumulated depreciation	5,087	1,090		6,177

Other Assets:
Goodwill		274,449		274,449
Note Receivable				-
TOTAL ASSETS	$1,073,369	$855,947	$(1,085,501)	$843,815

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
Accounts payable	$486,199	$ -	$ -	$486,199
Notes payable	-	508,872	(508,872)	-
Other current liabilities	10,541	43,523		54,064
Total current liabilities	496,740	552,395	(508,872)	540,263

Shareholders Equity
Common stock	19,648	4,957	(19,648)	4,957
Paid in surplus		403,243		403,243
Translation adjustment	45,217	45,217	(45,217)	45,217
Retained earnings/(deficit)	511,764	(149,865)	(511,764)	(149,865)
Total shareholders equity	576,629	303,552	(576,629)	303,552
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$1,073,369	$855,947	$(1,085,501)	$843,815

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

June 30, 2012

(Expressed in U.S. Dollars)

7.  Supplemental information – consolidated statements (Continued)

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

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

June 30, 2012

(Expressed in U.S. Dollars)

7.  Supplemental information – consolidated statements (Continued)

	One World	GlobaLink
	6/30/12	0630/12	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$387,589	$2,492		$390,081
Accounts receivable	99,226	-		99,226
Other receivable	509,400		(509,400)	-
Investment in subsidiary		537,733	(537,733)	-
Other current assets	2,637	209		2,846
Total current assets	998,852	540,434	(1,047,133)	492,153

Fixed assets, net
of accumulated depreciation	5,093	25		5,118

Other Assets:
Goodwill		274,449		274,449
Note Receivable				-
TOTAL ASSETS	$1,003,945	$814,908	$(1,047,133)	$771,720

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
Accounts payable	$458,924	$-	$-	$458,924
Notes payable	-	509,400	(509,400)	-
Other current liabilities	7,288	44,523		51,811
Total current liabilities	466,212	553,923	(509,400)	510,735

Shareholders Equity
Common stock	19,669	4,957	(19,669)	4,957
Paid in surplus		403,243		403,243
Translation adjustment	610	(23)	(610)	(23)
Retained earnings/(deficit)	517,454	(147,192)	(517,454)	(147,192)
Total shareholders equity	537,733	260,985	(537,733)	260,985

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$1,003,945	$814,908	$(1,047,133)	$771,720

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

June 30, 2012

(Expressed in U.S. Dollars)

7.  Supplemental information – consolidated statements (Continued)

	For the period ending June 30, 2012
	One World	Global	Eliminations		Consolidated
Revenue:	$182,742	$5,690	$(5,690)		$182,742

Expenses:
Wages and salaries	123,229				123,229
Subsidiary expenses					-
Other administrative expenses	53,823	3,017			56,840

Total expenses	177,052	3,017	-		180,069

Income/(loss) from operations	5,690	2,673	(5,690)		2,673

Other income/(expenses)	-	-			-

Income before income taxes	5,690	2,673	(5,690)	-	2,673
Income taxes	-				-

Net income/(loss)	$5,690	$2,673	$(5,690)		$2,673

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

June 30, 2012

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

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

June 30, 2012

(Expressed in U.S. Dollars)

8.  Business Combinations (Continued)

	One World	GlobaLink
	10/31/08	10/31/08	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$623,005	$66,080		$689,085
Accounts receivable	252,698	251		252,949
Investment in subsidiary		375,351	375,351
Other current assets	17,224			17,224

Total current assets	892,927	441,682	375,351	959,258

Other Assets:
Goodwill		274,449		274,449
Other	44,536	11,020		55,556

TOTAL ASSETS	$937,463	$727,151	$375,351	$1,289,263

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
Accounts payable	$560,263	$1,280		$561,543
Other current liabilities	1,849	500,100		501,949

Total current liabilities	562,112	501,380	-	1,063,492

Shareholders Equity
Common stock	6,382	4,957	(6,382)	4,957
Paid in surplus	-	403,243		403,243
Preferred stock	6,382		(6,382)	-
Retained earnings/(deficit)	362,587	(182,429)	(362,587)	(182,429)

Total shareholders equity	375,351	225,771	(375,351)	225,771

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$937,463	$727,151	$(375,351)	$1,289,263

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

June 30, 2012

(Expressed in U.S. Dollars)

8.  Business Combinations (Continued)

	January through October 31, 2008
	One World **	Global	Eliminations		Consolidated
Revenue	97,996	-	-		97,996

Expenses:
Wages and salaries	44,386				44,386
Other administrative expenses	28,821	8,990			37,811

Total expenses	73,207	8,990	-		82,197

Income/(loss) from operations	24,789	(8,990)	-		15,799

Other income/(expenses)	(5,191)	1,088			(4,103)

Income before income taxes	19,598	(7,902)	-	-	11,696
Income taxes					-

Net income/(loss)	$19,598	$(7,902)	$-		$11,696

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

June 30, 2012

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

10.   Net Revenue

The Company follows the reporting requirements of Accounting Standards Codification 605, which requires revenue to be reported net after costs.  Following is the gross revenue and expenses for the period ending December 31, 2011 and the three months ended March 31, 2012:

  12/31/2011

      06/30/2012

Gross Revenue

$    3,226,761

   $  1,304,751

Cost of Revenue

      2,876,620

       1,122,009

------------------

   ---------------

Net Revenue

$       350,142

   $     182,742

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

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

June 30, 2012

(Expressed in U.S. Dollars)

12.  New accounting pronouncements:

In December 2010, the FASB issued updated guidance on when and how to perform certain steps of the periodic goodwill impairment test for public entities that may have reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.  The adoption of this standard update did not impact the Company’s consolidated financial statements.

In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted.  The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

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

Capital and Source of Liquidity.

Prior to the acquisition of OneWorld, all of Globalink’s operating capital had either been advanced by current shareholders or from proceeds for the issuance on common shares.

For the six months ended June 30, 2012, Globalink received advances from shareholders of $1,000.  As a result, we had cash flows from financing activities of $1,000 for the period.  Comparatively, for the six months ended June 30, 2011, Globalink repaid advances from shareholders of $15,540, resulting in cash flows used in financing activities of $15,540.  Globalink did not require as much money for operations this quarter due to decreased operations.

For the six months ended June 30, 2012, Globalink used $45,240 for translation adjustments, resulting in $45,240 used in investing activities for the period.

Globalink did not pursue any investing activities for the six months ended June 30, 2011.

Results of Operations

For the three months ended June 30, 2012, Globalink received revenues of $76,015.  We had wages and salary expenses of $64,923 and other administrative expenses of $27,118.  As a result, we had a deficit for the period of $16,026.

Comparatively, for the three months ended June 30, 2011, Globalink received revenues of $79,911.  We had wages and salary expenses of $60,632 and other administrative expenses of $39,895.  We had other income and expenses of $23,788, resulting in a deficit for the period of $44,404.

The $28,378 decrease in the deficit between June 30, 2011 and June 30, 2012 came primarily from increased other expenses.

For the six months ended June 30, 2012, Globalink received revenues of $182,742.  We had wages and salary expenses of $123,229 and other administrative expenses of $56,840.  As a result, we had income for the period of $2,673.

Comparatively, for the six months ended June 30, 2011, Globalink received revenues of $142,646.  We had wages and salary expenses of $112,826 and other administrative expenses of $65,155.  We had other expenses of $6,242, resulting in a deficit for the period of $41,577.

The $44,250 difference between the six months ended June 30, 2011 and 2012 was a result of increased revenues for Globalink for the six months ended June 30, 2012.

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

Dated:  August 20, 2012

GLOBALINK, LTD.

By: /s/Robin Young

Robin Young

Chief Executive Officer

By:  /s/Ben Choi

Ben Choi

Chief Financial Officer