Form 10-Q/A
period 2012-06-30
GLOBALINK, LTD.
filed 2012-08-24
CIK 1361540

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

August 23, 2012:

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

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T.

No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

Dated:  August 23, 2012

GLOBALINK, LTD.

By: /s/Robin Young

Robin Young

Chief Executive Officer

By:  /s/Ben Choi

Ben Choi

Chief Financial Officer