Form 10-Q
period 2012-09-30
GLOBALINK, LTD.
filed 2012-11-16
CIK 1361540

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2012

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

November 16, 2012:

Common Stock  -  24,785,000

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2012 and the results of its operations for the nine and three month periods ended September 30, 2012 and 2011 and its cash flows for the nine and three month periods ended September 30, 2012 and 2011.

The quarterly financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s audited financial statements filed with Form 10-K for the years ended December 31, 2011.  The results of operations for the nine and three month periods ended September 30, 2012 and 2011 are not necessarily indicative of operating results for the full year.

GLOBALINK, INC.

FORM 10-Q

For the quarterly period ended September 30, 2012

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults upon Senior Securities	25
Item 4. Mine Safety Disclosure	25
Item 5. Other Information	25
Item 6. Exhibits	25

SIGNATURES	26

GLOBALINK, LTD. and Subsidiary

Consolidated Balance Sheet

September 30, 2012 and December 31, 2011

(Expressed in U.S. Dollars)

	Unaudited	Audited
	2012	2011
ASSETS
CURRENT ASSETS:
Cash	$541,799	$383,454
Term deposit
Accounts receivable trade	143,270	177,502
Other Receivable
Other Current Assets	2,862	2,231
TOTAL CURRENT ASSETS	687,931	563,187

Fixed assets, net of accumulated depreciation	5,332	6,179

Goodwill	274,449	274,449

TOTAL ASSETS	$967,712	$843,815

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable and accural	$591,548	$486,199
Notes payable OneWorld Acquisition
Dividends payable
Other current liabilities	23,401	10,541
TOTAL CURRENT LIABILITIES	614,949	496,740

OTHER LIABILITIES:
Advances from Shareholders	52,924	43,523
TOTAL OTHER LIABILITIES	52,924	43,523

TOTAL LIABILITIES	667,873	540,263

STOCKHOLDERS’ EQUITY:
Common Stock, $.0002 par value, 500,000,000 shares authorized and 24,785.000 shares issued and outstanding	4,957	4,957
Common Stock authorized, issued and outstanding: 1,000,000 shares
Preferred Stock authorized, issued and outstanding: 1,000,000 shares
Paid-in Surplus	403,243	403,243
Translation adjustment	719	45,217
Retained earning	(109,080)	(149,865)
TOTAL STOCKHOLDERS’ EQUITY	299,839	303,552
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$967,712	$843,815

See accompanying notes to unaudited condensed financial statements.

GLOBALINK, LTD. and Subsidiary

Consolidated Statements of Operations

For the three and nine months ended September 30, 2012 and 2011

(Expressed in U.S. Dollars)

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	09/30/12	09/30/11	09/30/12	09/30/11

Revenue	$130,594	$228,213	$313,336	$370,859

Expenses
Wages & salaries	62,095	105,882	185,324	218,708
Expenses from subsidiary
Other administrative expenses	30,387	60,935	87,227	126,090
	92,482	166,817	272,551	344,798
Income (deficit) from operations	38,112	61,396	40,785	26,061

Other income and expenses		(54,880)	-	(61,122)

Income before income taxes	38,112	6,516	40,785	(35,061)

Income tax			-
Income for the period	$38,112	$6,516	$40,785	$(35,061)

Basic and Diluted Loss per Share	0.00	0.00	0.00	(0.00)

Weighted Number of Common Shares	24,785,000	24,785,000	24,785,000	24,785,000

See accompanying notes to unaudited condensed financial statements.

GLOBALINK, LTD. and Subsidiary

Consolidated Statement of Cash Flows

Nine months ended September 30, 2012 and 2011

(Expressed in U.S. Dollars)

	Nine months	Nine months
	Ended	Ended
	September 30, 2012	September 30, 2011
Cash Flows from Operating Activities
Profit/(loss) for the period	$40,785	$(35,061)
Less Depreciation not requiring use of funds	847	2,606
Net loss on exchange transactions
Income taxes (paid)/refunded
Net changes in working capital balances
(Increase)/decrease accounts receivable	34,232	29,084
Other Receivable
(Increase)/decrease in other current assets	(631)	(70)
Increase/(decrease) in accounts payable and accruals	105,349	(33,019)
(Due to)/refunded government agencies
Increase/(decrease) in the current liabilities	12,860	(14,213)
Cash flows provided/(used) in operating activities	193,442	(50,673)

Cash Flows from Financing Activities
Increase/(decrease) in advances from shareholders	9,401	27,540
Cash dividend
Share capital issued
Cash flows from financing activities	9,401	27,540

Cash Flows from Investing Activities
Acquisition of capital assets
Note payable for purchase of sub
Translation adjustments	(44,498)
Purchase effects of subsidiary
Cash from acquisition of Subsidiary
Cash flows from (used in) investing activities	(44,498)	-

Net (Decrease) Increase in Cash And cash Equivalents	158,345	(23,133)

Cash and Cash Equivalents at Beginning of Period	383,454	405,091

Cash and Cash Equivalents at End of Period	$541,799	$381,958

Represented by:
Cash	541,799	381,958
Term
	$541,799	$381,958

See accompanying notes to unaudited condensed financial statements.

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

September 30, 2012

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

Our hotel travel booking web site for the business-to-business stage is now under testing prior to the official launching.   The initial 39,000 available hotel rooms have been uploaded to the site, and will facilitate travel agencies to book rooms directly via the internet without having to personally call the office for booking.   Official launching is anticipated to be in the early second quarter of 2011.   Initially the web site will only facilitate the company’s travel agency customers, who already have or will set up accounts with us (B to B).   B to B is defined as business interactions between one business entity (OneWorld) to other business entities (the travel agencies in the travel industry). Our next stage of the web site development will be to facilitate non-business customers such that any individuals wishing to book rooms themselves may do so from our web site instead of booking through their travel agencies (B to C).  B to C is defined as business interactions between a business entity (OneWorld) and the individual customers, be they an individual or corporation, whose business is not related to the travel industry.  We anticipate this 2nd stage of the web site will be ready for launching during the last quarter of 2011.

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

Computer equipment acquired

  before March 24, 2004

30%, declining balance

Computer equipment acquired

  after March 23, 2004

45%, declining balance

Furniture and equipment

20%, declining balance

Leasehold improvements

20%, straight line

4.  Advances from Shareholders

Advances from shareholders are for the reimbursement of expenses incurred on behalf of the company by the three principal shareholders and they bear no interest due.  These notes are short term advances which are paid generally within one year.  The balance at December 31, 2011 was $43,523 and $52,924 for September 30, 2012.

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

Future lease payments are as follows:

2012

  20,832

2013

  12,152

_______

$32,984

======

7.  Supplemental information – consolidated statements

	One World	Globalink
	12/31/2011	12/31/2011	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$379,884	$3,570	-	$383,454
Accounts receivable	177,504	-	-	177,504
Other receivable	508,872	-	(508,872)	-
Investment in subsidiary	-	576,629	(576,629)	-
Other current assets	2,022	209	-	2,231

Total curent assets	1,068,282	580,408	(1,085,501)	563,189

Fixed assets, net of accumulated depreciation	5,087	1,090	-	6,177

Other Assets:
Goodwill	-	274,449	-	274,449
Note Receivable	-	-	-	-

TOTAL ASSETS	$1,073,369	$855,947	$(1,085,501)	$843,815

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities:
Accounts payable	$486,199	$ -	$ -	$486,199
Notes payable	-	508,872	(508,872)	-
Other current liabilities	10,541	43,523	-	54,064

Total current liabilities	496,740	552,395	(508,872)	540,263

Shareholders’ Equity
Common stock	19,648	4,957	(19,648)	4,957
Paid in surplus	-	403,342	-	403,243
Translation adjustment	45,217	45,217	(45,217)	45,217
Retained earnings/ (deficit)	511,764	(149,865)	(511,764)	(149,865)

Total shareholders’ equity	576,629	303,552	(576,629)	303,552

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$1,073,369	$855,947	$(1,085,501)	$843,815

	For the year ended December 31, 2011
	One World	Global	Eliminations	Consolidated
Revenue:	$350,142	$3,249	$(3,249)	$350,142

Expenses:
Wages and Salaries	254,774	-	-	254,774
Subsidiary expenses	-	-	-	-
Other administrative expenses	116,715	15,030	-	386,519

Total expenses	371,489	15,030	-	386,519

Income/ (loss) from operations	(21,347)	(11,781)	(3,249)	(36,377)

Other income/ (expenses)	28,244	(9,083)	-	19,161

Income before income taxes	6,897	(20,864)	(3,249)	(17,216)
Income taxes	(3,648)	-	-	(3,648)

Net income/ (loss)	$3,249	$(20,864)	$(3,249)	$(20,864)

	One World	Globalink
	9/30/2012	9/30/2012	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$539,312	$2,487	$ -	$541,799
Accounts receivable	143,270	-	-	143,270
Other receivable	499,975	-	(499,975)	-
Investment in subsidiary	-	575,593	(575,593)	-
Other current assets	2,653	209	-	2,862

Total current assets	1,185,210	578,289	(1,075,568)	687,931

Fixed assets, net of accumulated depreciation	5,332	-	-	5,332

Other Assets:
Goodwill	-	274,449	-	274,449
Note Receivable	-	-	-	-

TOTAL ASSETS	$1,190,542	$852,738	$(1,075,568)	$967,712

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
Accounts payable	$591,548	$ -	$ -	$591,548
Notes payable	-	499,975	(499,975)	-
Other current liabilities	23,401	52,924	-	76,325

Total current liabilities	614,949	552,899	(499,975)	667,873

Shareholders' Equity
Common stock	20,322	4,957	(20,322)	4,957
Paid in surplus	-	403,243	-	403,243
Translation adjustment	(8,726)	719	8,726	719
Retained earnings/ (deficit)	563,997	(109,080)	(563,997)	(109,080)

Total shareholders' equity	575,593	299,839	(575,593)	299,839

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,190,542	$852,738	$(1,075,568)	$967,712

	For the nine months ended September 30, 2012
	One World	Global	Eliminations	Consolidated
Revenue:	$313,336	$52,233	$(52,233)	$313,336

Expenses:
Wages and salaries	185,324	-	-	185,324
Subsidiary expenses	-	-	-	-
Other administrative expenses	75,779	11,488	-	87,227

Total expenses	261,103	11,448	-	272,551

Income/ (loss) from operations	52,233	40,785	(52,233)	40,785

Other income/ (expenses)	-	-	-	-

Income before income taxes	52,233	40,785	(52,233)	40,785
Income taxes	-	-	-	-

Net income/ (loss)	$52,233	$40,785	$(52,233)	$40,785

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

Net assets were calculated as follows:

One World
10/31/2008
ASSETS
Current Assets:
Cash	$623,005
Accounts receivable	252,698
Other current assets	17,224

Total current assets	892,927

Other Asset	44,536

TOTAL ASSETS	937,463

LIABILITIES
Current Liabilities
Accounts payable	$560,263
Other current liabilities	1,849

Total current liabilities	562,112

NET ASSETS	$375,351

Following is the proforma balance sheet and income statement as of the acquisition date, October 31, 2008:

	One World	Globalink
	10/31/2008	10/31/2008	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$623,005	$66,080		$689,085
Accounts receivable	252,698	251		252,949
Investment in subsidiary		375,351	375,351
Other current assets	17,224			17,224

Total current assets	892,927	441,682	375,351	959,258

Other Assets:
Goodwill		274,449		274,449
Other	44,536	11,020		55,556

TOTAL ASSETS	$937,463	$727,151	$375,351	$1,289,263

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
Accounts payable	$560,263	$1,280		$561,543
Other current liabilities	1,849	500,100		501,949

Total current liabilities	562,112	501,380	-	1,063,492

Shareholders Equity
Common stock	6,382	4,957	(6,382)	4,957
Paid in surplus	-	403,243		403,243
Preferred stock	6,382		(6,382)	-
Retained earnings/ (deficit)	263,587	(182,429)	(362,587)	(182,429)

Total shareholders equity	375,351	225,771	(375,351)	225,771

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$937,463	$727,151	$(375,351)	$1,289,263

	January through October 31, 2008
	One World **	Global	Eliminations	Consolidated
Revenue	97,996	-	-	97,996

Expenses:
Wages and salaries	44,386			44,386
Other administrative expenses	28,821	8,990		37,811

Total expenses	73,207	8,990	-	82,197

Income/ (loss) from operations	24,789	(8,990)	-	15,799

Other income/ (expenses)	(5,191)	1,088		(4,103)

Income before income taxes	19,598	(7,902)	-	11,696
Income taxes				-

Net income/ (loss)	$19,598	$(7,902)	$-	$11,696

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

10.   Net Revenue

The Company follows the reporting requirements of Accounting Standards Codification 605, which requires revenue to be reported net after costs.  Following is the gross revenue and expenses for the period ending December 31, 2011 and the nine months ended September 30, 2012:

  12/31/2011

      09/30/2012

Gross Revenue

$    3,226,762

   $  2,406,418

Cost of Revenue

      2,876,620

       2,093,082

 ------------------

   -----------------

Net Revenue

$       350,142

   $     313,336

===========

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

For the nine months ended September 30, 2012, Globalink received advances from shareholders of $9,401.  As a result, we had cash flows from financing activities of $9,401 for the period.  Comparatively, for the nine months ended September 30, 2011, Globalink received advances from shareholders of $27,549, resulting in cash flows provided by financing activities of $27,540 for the period.  Globalink did not require as much money for operations this quarter due to decreased operations.

For the nine months ended September 30, 2012, Globalink used $44,498 for translation adjustments, resulting in $44,498 used in investing activities for the period.

Globalink did not pursue any investing activities for the nine months ended September 30, 2011.

Results of Operations

For the three months ended September 30, 2012, Globalink received revenues of $130,594.  We had wages and salary expenses of $62,095 and other administrative expenses of $30,387.  As a result, we had income for the period of $38,112.

Comparatively, for the three months ended September 30, 2011, Globalink received revenues of $228,213.  We had wages and salary expenses of $105,882 and other administrative expenses of $60,935.  We had other expenses of $54,880, resulting in income for the period of $6,516.

The $31,596 increase in income between September 30, 2011 and September 30, 2012 came primarily from decreased other expenses.

For the nine months ended September 30, 2012, Globalink received revenues of $313,336.  We had wages and salary expenses of $185,324 and other administrative expenses of $87.227.  As a result, we had income for the period of $40,785.

Comparatively, for the nine months ended September 30, 2011, Globalink received revenues of $370,859.  We had wages and salary expenses of $218,708 and other administrative expenses of $126,090.  We had other expenses of $61,122, resulting in a deficit for the period of $35,061.

The $75,846 difference between the nine months ended September 30, 2011 and 2012 was a result of decreased other expenses for Globalink for the nine months ended September 30, 2012.

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

Although there are signs of gradual stability, management believes that the effects of the recent economic crisis is a long ways from being over.   However, our One World operation has been well-established over the past ten years that we are capable of continuously sustain our existence during the current crisis.   We will survive under future crisis by maintaining a skeleton staff, reduce promotion and advertising to a bare minimum and management officers providing services temporarily en gratis.

Off-Balance Sheet Arrangements

Globalink had no material off-balance sheet arrangements as of September 30, 2012

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

Item 4.  Controls and Procedures

During the nine months ended September 30, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2012

During the edgarization process, the incorrect footnotes to the financial statements were inserted into the Form 10-Qs recently filed for the quarters ended June 30, 2010 and September 30, 2010.  As a result, the registrant implemented new review procedures to ensure the accuracy in the required filings.

Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures were not effective as of September 30, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated:  November 16, 2012

GLOBALINK, LTD.

By: /s/Robin Young

Robin Young

Chief Executive Officer

By:  /s/Ben Choi

Ben Choi

Chief Financial Officer