Form 10-K
period 2012-12-31
GLOBALINK, LTD.
filed 2013-04-17
CIK 1361540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

     Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $0.Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of April 16, 2013 was 24,785,000 shares of its common stock.No documents are incorporated into the text by reference.

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

Our hotel travel booking web site for the business-to-business stage is now under testing prior to the official launching.   The initial 39,000 available hotel rooms have been uploaded to the site, and will facilitate travel agencies to book rooms directly via the internet without having to personally call the office for booking.   The web site launched in 2012.  The web site facilitates the company’s travel agency customers, who already have or will set up accounts with us (B to B).

B to B is defined as business interactions between one business entity (OneWorld) to other business entities (the travel agencies in the travel industry). Our next stage of the web site development will be to facilitate non-business customers such that any individuals wishing to book rooms themselves may do so from our web site instead of booking through their travel agencies (B to C).  B to C is defined as business interactions between a business entity (OneWorld) and the individual customers, be they an individual or corporation, whose business is not related to the travel industry.  This web site is still in the development stage.

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

We believe that while we currently may have disadvantages in this market, the growth of this market is able to allow us to take a market share if we can maintain reliable, fast response, and quality service to our customers and hotel suppliers.

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

ITEM 2.  PROPERTIES

Our offices consist approximately 1,200 square feet and are located at 938 Howe Street, Suite 405, Vancouver, BC V6Z 1N9

The Company leases its administrative offices for US$1,736 per month. The lease expires in July 2013.  The operating lease expense for the year ended December 31, 2012 was $20,806 and $20,832 for December 31, 2011.

ITEM 3.   LEGAL PROCEEDINGS.

The registrant is aware of no pending or threatened litigation.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

    Item 5(a)a)  Market Information.  Not applicable.

b)  Holders.  At April 16, 2013, there were approximately 49 shareholders of the registrant. c)  Dividends.  Holders of the registrant's common stock are entitled to receive such dividends as may be declared by its board of directors.  No dividends on the registrant’s common stock have ever been paid, and the registrant does not anticipate that dividends will be paid on its common stock in the foreseeable future. d)  Securities authorized for issuance under equity compensation plans.  No securities are authorized for issuance by the registrant under equity compensation plans.e)  Performance graph.  Not applicable.f)  Sale of unregistered securities.  None.

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

For the year ended December 31, 2012, Globalink received advances from shareholders of $6,603 and received $10,000 from stock subscriptions.  As a result, we had cash flows from financing activities of $16,603 for the year ended December 31, 2012.

Comparatively, for the year ended December 31, 2011, Globalink received advances from shareholders of $28,540.  As a result, we had cash flows from financing activities of $28,540 for the year ended December 31, 2011.

For the year ended December 31, 2012, Globalink lost $46,992 on translation adjustments.  As a result, we had cash flows used in investing activities of $46,992 for the year ended December 31, 2012.

Comparatively, for the year ended December 31, 2011, Globalink received $45,217 from translation adjustments.  As a result, we had cash flows from investing activities of $45,217 for the year ended December 31, 2011.

Results of Operations

For the year ended December 31, 2012, Globalink received revenues of $421,790.  We paid wages and salaries of $249,556 and other administrative expenses of $140,198.  We had other income and expenses of $46,992, and paid $12,875 in income taxes.  As a result, we had net income of $66,153 for the year ended December 31, 2012.

Comparatively, for the year ended December 31, 2011, Globalink received revenues of $350,142.  We paid wages and salaries of $254,774 and other administrative expenses of $131,745.  We had other income and expenses of $19,161.  As a result, we had a net loss of $17,216 for the year ended December 31, 2011.  The increase in net gain between 2011 and 2012 is primarily due to increased revenues while keeping operating costs roughly the same.

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

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of December 31, 2012.

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

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

GLOBALINK, LTD.

Vancouver,B.C., Canada

I have audited the balance sheets of GLOBALINK, LTD. AND SUBSIDIARY, as at DECEMBER 31, 2012 AND 2011, the statements of earnings and deficit, stockholders' deficiency and cash flows for the periods then ended.  These financial statements are the responsibility of the company's management.  My responsibility is to express an opinion on these financial statements based on our audit

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GLOBALINK LTD. AND SUBSIDIARY, as of December 31, 2012 and 2011 and the results their operations and their cash flows for the periods then ended in conformity with generally accepted accounting principles accepted in the United States of America.

Thomas J Harris, CPA

April 16, 2013

GLOBALINK, LTD. and Subsidiary

Consolidated Balance Sheet

December 31, 2012 and 2011

(Expressed in U.S. Dollars)

	Audited	Audited
	2012	2011
ASSETS
CURRENT ASSETS:
Cash	$446,846	$383,454
Term deposit
Accounts receivable trade	196,628	177,502
Other Receivable
Other Current Assets	3,974	2,231
TOTAL CURRENT ASSETS	647,448	563,187

Fixed assets, net of accumulated depreciation	3,818	6,179
Goodwill	274,449	274,449
TOTAL ASSETS	$925,714	$843,815

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable and accural	$528,496	$486,199
Other current liabilties	14,379	10,541
TOTAL CURRENT LIABILITIES	542,875	496,740
OTHER LIABILITIES:
Advances from Shareholders	50,126	43,523
TOTAL OTHER LIABILITIES	50,126	43,523
TOTAL LIABILITIES	593,001	540,263

STOCKHOLDERS’ EQUITY:
Common Stock, $.0002 par value
100,000,000 shares authorized and
24,785,000 shares issued and outstanding	4,957	4,957
Common Stock authorized, issued and outstanding 1,000,000 shares
Preferred Stock authorized, issued and outstanding
1,000,000 shares
Paid-in Surplus	403,243	403,243
Translation adjustment	(1,775)	45,217
Subscription receivable	10,000
Retained earning	(83,712)	(149,865)
TOTAL STOCKHOLDERS’ EQUITY	332,713	303,552
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$925,714	$843,815

The accompanying notes are an integral part of these statements

GLOBALINK, LTD. And Subsidiary

Consolidated Statements of Operations

For the year ended December 31, 2012 and 2011

(Expressed in U.S. Dollars)

	For twelve months	For twelve months
	ended	ended
	12/31/12	12/31/11

Revenue	$ 421,790	$ 350,142

Expenses
Wages & salaries	249,556	254,774
Expenses from subsidiary
Other administrative expenses	140,198	131,745
	389,754	386,519
Income (deficit) from operations	32,036	(36,377)

Other income and expenses	46,992	19,161

Income before income taxes	79,028	(17,216)

Income tax	(12,875)	(3,648)
Income for the period	$ 66,153	$ (20,864)

Basic and Diluted Loss per Share	0.00	(0.00)

Weighted Number of Common Shares	24,785,000	24,785,000

The accompanying notes are an integral part of these statements

GLOBALINK, LTD. And Subsidiary

Consolidated Statements of Shareholders' Equity (Deficit)

For the Years Ended December 31, 2012

(Expressed in U.S. Dollars)

	Number of shares	Common Stock	Preferred Stock	Paid In Surplus	Stock Subscription	Translation Adjustment	Retained Earnings	Total Stockholders' Equity
BALANCE - June 30, 2006	2,000,000	$6,382	$6,382	$ -		$ -	$221,660	$234,424

Net Income 2007							70,743	70,743

BALANCE AT JUNE 30, 2007	2,000,000	6,382	6,382	-			292,403	305,167

Dividends paid							(29,502)	(29,502)

Net income 2008	-	-		-			119,371	119,371

BALANCE AT JUNE 30, 2008	2,000,000	6,382	6,382	-			382,272	395,036

Effects of merger							(39,283)	(39,283)

Net income July 1, 2008 through October 31, 2008							19,598	19,598

BALANCE AT OCTOBER 31, 2008	2,000,000	$6,382	$6,382	$ -			$362,587	$375,351

GlobaLink Ltd and Subsidiary

Effect of 5 for 1 stock split and reduction of par value to .0002	22,785,000	4,557		223,643		-	(160,956)	67,244

Shares Issued in acquisition of OneWorld Hotel Destination Services, Inc.	2,000,000	400		179,600			-	180,000

Net Loss for the year ended December 31,2008							(106,831)	(106,831)

BALANCE AT DECEMBER 31, 2008	24,785,000	4,957		403,243		-	(267,787)	140,413

Net Income for the year ended December 31, 2009							59,560	59,560

GLOBALINK, LTD. And Subsidiary

Consolidated Statements of Shareholders' Equity (Deficit)

For the Years Ended December 31, 2012

(Expressed in U.S. Dollars)

(Continued from previous page)

BALANCE AT DECEMBER 31, 2009	24,785,000	4,957	-	403,243		-	(208,227)	199,973

Net Income for the year ended December 31, 2010							79,226	79,226

BALANCE AT DECEMBER 31, 2010	24,785,000	4,957	-	403,243		-	(129,001)	279,199

Translation adjustment						45,217		45,217

Net loss for the year ended December 31, 2011							(20,864)	(20,864)

BALANCE AT DECEMBER 31, 2011	24,785,000	4,957	-	403,243	-	45,217	(149,865)	303,552

Stock subscription					10,000			10,000

Translation adjustment						(46,992)		(46,992)

Net profit for the year ended December 31, 2012							66,153	66,153

BALANCE AT DECEMBER 31, 2012	24,785,000	$4,957	$ -	$403,243	$10,000	$(1,775)	$(83,712)	$332,713

The accompanying notes are an integral part of these statements

GLOBALINK, LTD.

Consolidated Statement of Cash Flows

For the year ended December 31, 2012 and 2011

(Expressed in U.S. Dollars)

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Cash Flows from Operating Activities
Profit/(loss) for the period	$ 66,153	$ (20,864)
Less Depreciation not requiring use of funds	2,361	3,398
Net loss on exchange transactions
Income taxes (paid)/refunded
Net changes in working capital balances
(Increase)/decrease accounts receivable	(19,126)	55,254
Other Receivable
(Increase)/decrease in other current assets	(1,743)	222
Increase/(decrease) in accounts payable and accruals	42,298	(93,365)
(Due to)/refunded government agencies
Increase/(decrease) in the current liabilities	3,838	(40,039)
Cash flows provided/(used) in operating activities	93,781	(95,394)

Cash Flows from Financing Activities
Increase/(decrease) in advances from shareholders	6,603	28,540
Cash dividend
Stock subscription	10,000
Cash flows from financing activities	16,603	28,540

Cash Flows from Investing Activities
Acquisition of capital assets
Note payable for purchase of sub
Translation adjustments	(46,992)	45,217
Purchase effects of subsidiary
Cash from acquisition of Subsidiary
Cash flows from (used in) investing activities	(46,992)	45,217
Net (Decrease) Increase in Cash
And cash Equivalents	63,392	(21,637)

Cash and Cash Equivalents at
Beginning of Period	383,454	405,091
Cash and Cash Equivalents at
End of Period	$ 446,846	$ 383,454

Represented by:
Cash	446,846	383,454
Term
	$ 446,846	$ 383,454

The accompanying notes are an integral part of these statements

GLOBALINK LTD. And Subsidiary

Notes to Financial Statements

December 31, 2012

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

2.

Accounting Policies

The financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America and reflect the following policies:

a)   Translation of foreign currencies

Monetary assets and liabilities in foreign currencies are translated into United States dollars at the prevailing year-end exchange rates. Revenue and expense items are translated at the average rates in effect during the month of transaction. Resulting exchange gains and losses on transactions are included in the determination of earnings for the year. The exchange gain for the period from January 1 to December 31, 2011 was $19,161 and 28,571 from January 1, 2012 through December 31, 2012.

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

Computer equipment acquired

30%, declining balance

Computer equipment acquired

45%, declining balance

Furniture and equipment

20%, declining balance

Leasehold improvements

     20%, straight line

4.

Advances from Shareholders

Advances from shareholders are for the reimbursement of expenses incurred on behalf of the company by the three principal shareholders and they bear no interest due.  These notes are short term advances which are paid generally within one year.  The balance at December 31, 2012 was $50,126 and $43,523 for December 31, 2011.

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

The provision for refundable Federal income tax consists of the following:

	12/31/2012	12/31/2011
Taxable (Credit) Federal Income tax attributable to:
Current operations	$22,492	(7,094)
Less, Nondeductible expenses	-0-	-0-
Less, Change in valuation allowance	(22,492)	7,094
Net refundable amount	-0-	-0-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	12/31/2012	12/31/2011
Deferred tax asset attributable to:
Net operating loss carryover	$ 28,462	50,954
Less, Valuation allowance	(28,462)	(50,954)
Net deferred tax asset	-0-	-0-

The Company’s subsidiary had a foreign taxable income of $36,000, which generated foreign taxes paid of $12,869 USD.  The company will apply these foreign taxes as a credit for foreign taxes paid on their US tax filing.

At December 31, 2012, an unused net operating loss carryover approximating $83,712 which is available to offset future taxable income; it expires beginning in 2018.  Due to the change of control of the Company, the use of the net operating loss may be limited in the future.

6.

Operating Leases

The Company leases its administrative offices for US$1,736 per month. The lease expires in July 2013.  The operating lease expense for the year ended December 31, 2012 was $20,806 and $20,832 for December 31, 2011.  Future minimum lease payments are as follows:

Future lease payments are as follows:

2013	$12,152
$12,152

7.  Supplemental information – consolidated statements

	One World	Globalink
	12/31/2012	12/31/2012	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$444,330	$2,516	$ -	$446,846
Accounts receivable	196,628	-	-	196,627
Other receivable	523,396	-	(523,396)	0
Investment in subsidiary	-	629,061	(629,061)	-
Other current assets	3,765	209	-	3,974
Total current assets	1,168,120	631,786	(1,152,457)	647,447

Fixed assets, net of accumulated depreciation	3,818	-	-	3,818

Other Assets:
Goodwill	-	274,449	-	274,449
Note Receivable	-	-	-	-
TOTAL ASSETS	$1,171,938	$906,235	$(1,152,457)	$925,714

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
Accounts payable	$528,497	$ -	$ -	$528,496
Notes payable	-	523,396	(523,396)	-
Other current liabilities	14,379	50,126	-	64,505
Total current liabilities	542,877	573,522	(523,396)	593,001

Shareholders Equity
Common stock	20,135	4,957	(20,135)	4,957
Paid in surplus	-	403,243	-	403,243
Translation adjustment	12,388	(1,775)	(12,388)	(1,775)
Stock subscription	-	10,000	-	10,000
Retained earnings/ (deficit)	596,538	(83,712)	(596,538)	(83,712)
Total shareholders equity	629,061	332,713	(629,061)	332,713
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$1,171,938	$906,235	$(1,152,457)	$925,714

	For the year ended December 31, 2012
	One World	Global	Eliminations	Consolidated
Revenue:	$421,790	$84,774	$(84,774)	$421,790

Expenses:
Wages and salaries	249,556	-	-	249,556
Subsidiary expenses	-	-	-	-
Other administrative expenses	121,577	18,621	-	140,198
Total expenses	371,133	18,621	-	389,754

Income/(loss) from operations	50,657	66,153	(84,774)	32,036

Other income/(expenses)	46,992	-	-	46,992

Income before income taxes	97,649	66,153	(84,774)	79,028
Income taxes	(12,875)	-	-	(12,875)

Net income/(loss)	$84,774	$66,153	$(84,774)	$66,153

	One World	GlobaLink
	12/31/2011	12/31/2011	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$379,884	$3,570		$383,454
Accounts receivable	177,504	-		177,504
Other receivable	508,872		(508,872)	-
Investment in subsidiary		576,629	(576,629)	-
Other current assets	2,022	209		2,231
Total current assets	1,068,282	580,408	(1,085,501)	563,189

Fixed assets, net of accumulated depreciation	5,087	1,090		6,177

Other Assets:
Goodwill		274,449		274,449
Note Receivable	-	-	-	-

TOTAL ASSETS	$1,073,369	$855,947	($1,085,501)	$843,815

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
Accounts payable	$486,199	$ -	$ -	$486,199
Notes payable	-	508,872	(508,872)	-
Other current liabilities	10,541	43,523		54,064
Total current liabilities	496,740	552,395	(508,872)	540,263

Shareholders’ Equity
Common stock	19,648	4,957	(19,648)	4,957
Paid in surplus		403,243		403,243
Translation adjustment	45,217	45,217	(45,217)	45,217
Retained earnings/(deficit)	511,764	(149,865)	(511,764)	(149,865)
Total shareholders’ equity	576,629	303,552	(576,629)	303,552
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$1,073,369	$855,947	($1,085,501)	$843,815

	For the year ended December 31, 2011
	One World	Global	Eliminations	Consolidated
Revenue:	$350,142	$3,249	($3,249)	$350,142

Expenses:
Wages and salaries	254,774	-	-	254,744
Subsidiary expenses	-	-	-	-
Other administrative expenses	116,715	15,030	-	131,745

Total expenses	371,489	15,030	-	386,519

Income/(loss) from operations	(21,347)	(11,781)	(3,249)	(36,377)

Other income/(expenses)	28,244	(9,083)	-	19,161

Income before income taxes	6,897	(20,864)	(3,249)	(17,216)
Income taxes	(3,648)	-	-	(3,648)

Net income/(loss)	$3,249	$(20,864)	$(3,249)	$(20,864)

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

Net assets were calculated as follows:

One World
10/31/2008
ASSETS
Current Assets:
Cash	$623,005
Accounts receivable	252,698
Other current assets	17,224
Total current assets	892,927
Other Asset	44,536
TOTAL ASSETS	937,463

LIABILITIES
Current Liabilities
Accounts payable	$560,263
Other current liabilities	1,849
Total current liabilities	562,112

NET ASSETS	$375,351

Following is the proforma balance sheet and income statement as of the acquisition date, October 31, 2008:

	One World	GlobaLink
	10/31/2008	10/31/2008	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$623,005	$66,080	-	$689,085
Accounts receivable	252,698	251	-	252,949
Investment in subsidiary	-	375,351	375,351	-
Other current assets	17,224	-	-	17,224
Total current assets	892,927	441,682	375,351	959,258

Other Assets:
Goodwill	-	274,449		274,449
Other	44,536	11,020	-	55,556

TOTAL ASSETS	$937,463	$727,151	$375,351	$1,289,263

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
Accounts payable	$560,263	$1,280	$-	$561,543
Other current liabilities	1,849	500,100	-	501,949
Total current liabilities	562,112	501,380	-	1,063,492

Shareholders’ Equity
Common stock	6,382	4,957	(6,382)	4,957
Paid in surplus	-	403,243	-	403,243
Preferred stock	6,382	-	(6,382)	-
Retained earnings/(deficit)	362,587	(182,429)	(362,587)	(182,429)
Total shareholders’ equity	375,351	225,771	(375,351)	225,771
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$937,463	$727,151	$(375,351)	$1,289,263

	January through October 31, 2008
	One World**	Global	Eliminations	Consolidated
Revenue:	$97,996	$-	$-	$97,996

Expenses:
Wages and salaries	44,386	-	-	44,386
Other administrative expenses	28,821	8,990	-	37,811

Total expenses	73,207	8,990	-	82,197

Income/(loss) from operations	24,789	(8,990)	-	15,799

Other income/(expenses)	(5,191)	1,088	-	(4,103)

Income before income taxes	19,598	(7,902)	-	11,696
Income taxes	-	-	-	-

Net income/(loss)	$19,598	$(7,902)	$-	$11,696

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

During 2012, the Company raised $10,000 for operating needs.  The Company was to issue shares of stock in exchange for these funds.  The Company is presently working on either paying this loan back or issuing share of stock.  At December 31, 2012, the Company recorded a stock subscription for these funds.

10.   Net Revenue

The Company follows the reporting requirements of Accounting Standards Codification 605, which requires revenue to be reported net after costs.  Following is the gross revenue and expenses for the period ending December 31, 2012 and the three months ended March 31, 2012:

	12/31/2012	12/31/2011
Gross Revenue	$3,211,108	$3,226,762
Cost of Revenue	2,789,318	2,876,620
Net Revenue	$ 421,790	$ 350,142

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report.  Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, and concluded that it is not effective due to the reasons discussed above.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2012.  Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The directors and executive officers are as follows:

NAME                                AGE      POSITIONS HELD          SINCE

Robin Young                        69      President/Director           Inception to

    Present

Ben Choi                              57      Treasurer/Director           Inception to

    Present

Daniel Lo                              46      Secretary/Director           Inception to

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the registrant must file a Form 4 reporting the acquisition or disposition of registrant's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply.  Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the registrant's fiscal year.  Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder.  To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners have not complied with all applicable Section 16(a) filing requirements during 2012.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of December 31, 2012, the number and percentage of outstanding shares of the registrant’s common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

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

426 Main Street

Suite #202

Vancouver, B.C. V6A 2T4

 (1) Based upon 24,785,000 issued and outstanding as of April 16, 2013.

All the above-named officers and directors would be deemed to be promoters of Globalink.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Shareholder Advances.  Advances from shareholders are for the reimbursement of expenses incurred on behalf of the company by the three principal shareholders and they bear no interest due.  These notes are short term advances which are paid generally within one year.  The balance at December 31, 2011 is $43,523 and $50,126 for December 31, 2012.

Director Independence.

The registrant’s board of directors consists of Robin Young, Ben Choi and Daniel Lo.  None of them is independent as such term is defined by a national securities exchange or an inter-dealer quotation system.  During the fiscal year ended December 31, 2012, there were no transactions with related persons other than as described in the section above entitled “Item 11.  Executive Compensation”.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.   We incurred aggregate fees and expenses of $15,000 and $15,000 from Thomas J. Harris, CPA, respectfully for the 2012 and 2011 fiscal years.  Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-K and 10-Q.

Tax Fees.   We did not incur any aggregate tax fees and expenses from Thomas J. Harris, CPA for the 2012 and 2011 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees.   We incurred audit related fees of $0 and $0 from Thomas J. Harris, CPA during fiscal 2012 and 2011.  The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for fiscal years 2012 and 2011 were approved by the Board of Directors pursuant to its policies and procedures.  We intend to continue using Thomas J. Harris, CPA solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES(a)(1)  List of Financial statements included in Part II hereofReport of Independent Registered Public Accounting Firm

Balance Sheet:

  December 31, 2012 and 2011

Statements of Operations:

  For the year ended December 31, 2012 and 2011

Statements of Cash Flows:

  For the year ended December 31, 2012 and 2011

Notes to Financial Statements:

  December 31, 2012

 (a)(2) List of Financial Statement schedules included in Part IV hereof:  None (a)(3) Exhibits The following exhibits are included herewith:

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

NO.	DESCRIPTION	FILED WITH	DATE FILED

3.1	Articles of Incorporation	Form SB-2	May 10, 2006
3.2	Bylaws	Form SB-2	May 10, 2006
4	Specimen Stock Certificate	Form SB-2	May 10, 2006
10	Share Exchange Agreement	Form 8-K	March 6, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Dated: April 16, 2013

/s/Robin Young

By: Robin Young, President/CEO

In accordance with the requirements of the Securities Exchange Act of 1934, as amendment, this report has been signed by the following persons in the capacities and on the dates stated.

Globalink, Inc.

(Registrant)

By: /s/Robin Young                     Dated: April 16, 2013

           Robin Young

           Chief Financial Officer, Controller and Director

Director, Chief Executive Officer

(As a duly authorized officer on behalf of the registrant and as Principal Executive Officer)

By: /s/Ben Choi                           Dated: April 16, 2013

          Ben Choi

          Chief Financial Officer, Controller and Director

By: /s/Daniel Lo                          Dated: April 16, 2013

          Daniel Lo

          Director