Form 10-K/A
period 2012-12-31
GLOBALINK, LTD.
filed 2013-04-18
CIK 1361540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K /A

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of April 18, 2013 was 24,785,000 shares of its common stock.No documents are incorporated into the text by reference.

Explanatory Note:  Globalink, Ltd. is filing this Amendment 1 to Form 10-K for the period ended December 31, 2012, as filed with the Securities and Exchange Commission on April 16, 2013, solely for the purposes of properly attaching the interactive data file.  No other changes have been made to the document.

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

PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

    Item 5(a)a)  Market Information.  Not applicable.

b)  Holders.  At April 18, 2013, there were approximately 49 shareholders of the registrant. c)  Dividends.  Holders of the registrant's common stock are entitled to receive such dividends as may be declared by its board of directors.  No dividends on the registrant’s common stock have ever been paid, and the registrant does not anticipate that dividends will be paid on its common stock in the foreseeable future. d)  Securities authorized for issuance under equity compensation plans.  No securities are authorized for issuance by the registrant under equity compensation plans.e)  Performance graph.  Not applicable.f)  Sale of unregistered securities.  None.

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

Thomas J Harris, CPA

April 16, 2013

GLOBALINK, LTD. and Subsidiary

Consolidated Balance Sheet

December 31, 2012 and 2011

(Expressed in U.S. Dollars)

	Audited	Audited
	2012	2011
ASSETS
CURRENT ASSETS:
Cash	$446,846	$383,454
Term deposit
Accounts receivable trade	196,627	177,502
Other Receivable
Other Current Assets	3,974	2,231
TOTAL CURRENT ASSETS	647,447	563,187

Fixed assets, net of accumulated depreciation	3,818	6,179
Goodwill	274,449	274,449
TOTAL ASSETS	$925,714	$843,815

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable and accural	$528,496	$486,199
Other current liabilties	14,379	10,541
TOTAL CURRENT LIABILITIES	542,875	496,740
OTHER LIABILITIES:
Advances from Shareholders	50,126	43,523
TOTAL OTHER LIABILITIES	50,126	43,523
TOTAL LIABILITIES	593,001	540,263

STOCKHOLDERS’ EQUITY:
Common Stock, $.0002 par value
100,000,000 shares authorized and
24,785,000 shares issued and outstanding	4,957	4,957
Common Stock authorized, issued and outstanding 1,000,000 shares
Preferred Stock authorized, issued and outstanding
1,000,000 shares
Paid-in Surplus	403,243	403,243
Translation adjustment	(1,775)	45,217
Subscription receivable	10,000
Retained earning	(83,712)	(149,865)
TOTAL STOCKHOLDERS’ EQUITY	332,713	303,552
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$925,714	$843,815

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

Future lease payments are as follows:

2013	$12,152
$12,152

7.  Supplemental information – consolidated statements

	One World	Globalink
	12/31/2012	12/31/2012	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$444,330	$2,516	$ -	$446,846
Accounts receivable	196,627	-	-	196,627
Other receivable	523,396	-	(523,396)	0
Investment in subsidiary	-	629,061	(629,061)	-
Other current assets	3,765	209	-	3,974
Total current assets	1,168,118	631,786	(1,152,457)	647,447

Fixed assets, net of accumulated depreciation	3,818	-	-	3,818

Other Assets:
Goodwill	-	274,449	-	274,449
Note Receivable	-	-	-	-
TOTAL ASSETS	$1,171,936	$906,235	$(1,152,457)	$925,714

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
Accounts payable	$528,496	$ -	$ -	$528,496
Notes payable	-	523,396	(523,396)	-
Other current liabilities	14,379	50,126	-	64,505
Total current liabilities	542,875	573,522	(523,396)	593,001

Shareholders Equity
Common stock	20,135	4,957	(20,135)	4,957
Paid in surplus	-	403,243	-	403,243
Translation adjustment	12,388	(1,775)	(12,388)	(1,775)
Stock subscription	-	10,000	-	10,000
Retained earnings/ (deficit)	596,538	(83,712)	(596,538)	(83,712)
Total shareholders equity	629,061	332,713	(629,061)	332,713
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$1,171,936	$906,235	$(1,152,457)	$925,714

	For the year ended December 31, 2012
	One World	Global	Eliminations	Consolidated
Revenue:	$421,790	$84,774	$(84,774)	$421,790

Expenses:
Wages and salaries	249,556	-	-	249,556
Subsidiary expenses	-	-	-	-
Other administrative expenses	121,577	18,621	-	140,198
Total expenses	371,133	18,621	-	389,754

Income/(loss) from operations	50,657	66,153	(84,774)	32,036

Other income/(expenses)	46,992	-	-	46,992

Income before income taxes	97,649	66,153	(84,774)	79,028
Income taxes	(12,875)	-	-	(12,875)

Net income/(loss)	$84,774	$66,153	$(84,774)	$66,153

	One World	GlobaLink
	12/31/2011	12/31/2011	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$379,884	$3,570		$383,454
Accounts receivable	177,504	-		177,504
Other receivable	508,872		(508,872)	-
Investment in subsidiary		576,629	(576,629)	-
Other current assets	2,022	209		2,231
Total current assets	1,068,282	580,408	(1,085,501)	563,189

Fixed assets, net of accumulated depreciation	5,087	1,090		6,177

Other Assets:
Goodwill		274,449		274,449
Note Receivable	-	-	-	-

TOTAL ASSETS	$1,073,369	$855,947	($1,085,501)	$843,815

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
Accounts payable	$486,199	$ -	$ -	$486,199
Notes payable	-	508,872	(508,872)	-
Other current liabilities	10,541	43,523		54,064
Total current liabilities	496,740	552,395	(508,872)	540,263

Shareholders’ Equity
Common stock	19,648	4,957	(19,648)	4,957
Paid in surplus		403,243		403,243
Translation adjustment	45,217	45,217	(45,217)	45,217
Retained earnings/(deficit)	511,764	(149,865)	(511,764)	(149,865)
Total shareholders’ equity	576,629	303,552	(576,629)	303,552
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$1,073,369	$855,947	($1,085,501)	$843,815

	For the year ended December 31, 2011
	One World	Global	Eliminations	Consolidated
Revenue:	$350,142	$3,249	($3,249)	$350,142

Expenses:
Wages and salaries	254,774	-	-	254,744
Subsidiary expenses	-	-	-	-
Other administrative expenses	116,715	15,030	-	131,745

Total expenses	371,489	15,030	-	386,519

Income/(loss) from operations	(21,347)	(11,781)	(3,249)	(36,377)

Other income/(expenses)	28,244	(9,083)	-	19,161

Income before income taxes	6,897	(20,864)	(3,249)	(17,216)
Income taxes	(3,648)	-	-	(3,648)

Net income/(loss)	$3,249	$(20,864)	$(3,249)	$(20,864)

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

426 Main Street

Suite #202

Vancouver, B.C. V6A 2T4

 (1) Based upon 24,785,000 issued and outstanding as of April 18, 2013.

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

Dated: April 18, 2013

/s/Robin Young

By: Robin Young, President/CEO

In accordance with the requirements of the Securities Exchange Act of 1934, as amendment, this report has been signed by the following persons in the capacities and on the dates stated.

Globalink, Inc.

(Registrant)

By: /s/Robin Young                     Dated: April 18, 2013

           Robin Young

           Chief Financial Officer, Controller and Director

Director, Chief Executive Officer

(As a duly authorized officer on behalf of the registrant and as Principal Executive Officer)

By: /s/Ben Choi                           Dated: April 18, 2013

          Ben Choi

          Chief Financial Officer, Controller and Director

By: /s/Daniel Lo                          Dated: April 18, 2013

          Daniel Lo

          Director