Form 10-Q
period 2013-03-31
GLOBALINK, LTD.
filed 2013-05-15
CIK 1361540

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2013

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

May 15, 2013:

Common Stock  -  24,785,000

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2013 and the results of its operations for the three month periods ended March 31, 2013 and 2012 and its cash flows for the three month periods ended March 31, 2013 and 2012.

The quarterly financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s audited financial statements filed with Form 10-K for the years ended December 31, 2012.  The results of operations for the three month periods ended March 31, 2013 and 2012 are not necessarily indicative of operating results for the full year.

GLOBALINK, INC.

FORM 10-Q

For the quarterly period ended March 31, 2013

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults upon Senior Securities	19
Item 4. Mine Safety Disclosure	19
Item 5. Other Information	19
Item 6. Exhibits	19

SIGNATURES	20

GLOBALINK, LTD. and Subsidiary

Consolidated Balance Sheet

 (Expressed in U.S. Dollars)

	Audited	Unaudited
	31-Dec-12	31-Mar-13
ASSETS
CURRENT ASSETS:
Cash	$ 446,846	$ 418,498
Term deposit
Accounts receivable trade	196,627	188,915
Other Receivable
Other Current Assets	3,974	3,889
TOTAL CURRENT ASSETS	647,447	611,302

Fixed assets, net of accumulated depreciation	3,818	3,729

Goodwill	274,449	274,449
TOTAL ASSETS	$ 925,714	$ 889,480

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable and accural	$ 528,496	$ 487,485
Other current liabilities	14,379	31,902
TOTAL CURRENT LIABILITIES	542,875	519,387

OTHER LIABILITIES:
Advances from Shareholders	50,126	50,508
TOTAL OTHER LIABILITIES	50,126	50,508
TOTAL LIABILITIES	593,001	569,895

STOCKHOLDERS’ EQUITY:
Common Stock, $.0002 par value
100,000,000 shares authorized and
24,785.000 shares issued and outstanding	4,957	4,957
Common Stock authorized, issued and outstanding
1,000,000 shares
Preferred Stock authorized, issued and outstanding
1,000,000 shares
Paid-in Surplus	403,243	403,243
Translation adjustment	(1,775)	(486)
Subscription receivable	10,000	10,000
Retained earning	(83,712)	(98,129)
TOTAL STOCKHOLDERS’ EQUITY	332,713	319,585
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$ 925,714	$ 889,480

See accompanying notes to unaudited condensed financial statements.

GLOBALINK, LTD. and Subsidiary

Consolidated Statements of Operations

(Expressed in U.S. Dollars)

	Unaudited	Unaudited
	Three months	Three months
	ended	ended
	03/31/12	03/31/13

Revenue	$ 106,727	$ 79,700

Expenses
Wages & salaries	58,306	46,912
Expenses from subsidiary
Other administrative expenses	29,722	28,461
	88,028	75,373
Income (deficit) from operations	18,699	4,327

Other income and expenses	-	(18,744)

Income before income taxes	18,699	(14,417)

Income tax	-
Income for the period	$ 18,699	$ (14,417)

Basic and Diluted Loss per Share	0.00	(0.00)

Weighted Number of Common Shares	24,785,000	24,785,000

See accompanying notes to unaudited condensed financial statements.

GLOBALINK, LTD. and Subsidiary

Consolidated Statement of Cash Flows

(Expressed in U.S. Dollars)

	Unaudited	Unaudited
	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2013
Cash Flows from Operating Activities
Profit/(loss) for the period	$ 18,699	$ (14,417)
Less Depreciation not requiring use of funds	709	89
Net loss on exchange transactions
Income taxes (paid)/refunded
Net changes in working capital balances
(Increase)/decrease accounts receivable	(15,317)	7,712
Other Receivable
(Increase)/decrease in other current assets	(31)	85
Increase/(decrease) in accounts payable and accruals	(79,836)	(41,011)
(Due to)/refunded government agencies
Increase/(decrease) in the current liabilities	(1,234)	17,523
Cash flows provided/(used) in operating activities	(77,010)	(30,019)

Cash Flows from Financing Activities
Increase/(decrease) in advances from shareholders	1,000	382
Cash dividend
Stock subscription
Cash flows from financing activities	1,000	382

Cash Flows from Investing Activities
Acquisition of capital assets
Note payable for purchase of sub
Translation adjustments	(42,864)	1,289
Purchase effects of subsidiary
Cash from acquisition of Subsidiary
Cash flows from (used in) investing activities	(42,864)	1,289

Net (Decrease) Increase in Cash
And cash Equivalents	(118,874)	(28,348)

Cash and Cash Equivalents at
Beginning of Period	383,454	446,846
Cash and Cash Equivalents at
End of Period	$ 264,580	$ 418,498

Represented by:
Cash	264,580	418,498
Term	$ 264,580	$ 418,498

See accompanying notes to unaudited condensed financial statements.

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

March 31, 2013

(Expressed in U.S. Dollars)

1.

Nature of Operations

GLOBALINK LTD. was incorporated in the State of Nevada on February 3, 2006. GLOBALINK has focused its efforts in the Internet Hotel booking services arena. The Company has developed a proprietary online hotel booking program for connecting users with available rooms in hotels across the world. In order to gain the access to the hotels, GLOBALINK LTD. acquired OneWorld Hotel Destination Service Inc in Vancouver, B.C. Canada on October 31, 2008.  OneWorld Hotel Destination Service Inc is a hotel booking company which has established strong relationships with major hotel chains such as Radisson, Hilton and Sheraton. Its clients include travel agents in major cities such as Vancouver, Toronto, Calgary, and Montreal

2.

Accounting Policies

The financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America and reflect the following policies:

a)   Translation of foreign currencies

Monetary assets and liabilities in foreign currencies are translated into United States dollars at the prevailing year-end exchange rates. Revenue and expense items are translated at the average rates in effect during the month of transaction. Resulting exchange gains and losses on transactions are included in the determination of earnings for the year. The exchange gain for the period from January 1 to December 31, 2012 was $28,571 and the loss was $18,744 from January 1, 2013 through March 31, 2013.

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

1.

Fixed assets

Furniture, fixtures and equipment are recorded at cost.  Depreciation is provided annually at rates calculated to write off the assets over their estimated useful lives as follows, except in the year of acquisition when one half of the rate is used.  The Company uses an accelerated method of depreciating their assets over their useful lives.

Computer equipment acquired

30%, declining balance

Computer equipment acquired

45%, declining balance

Furniture and equipment

20%, declining balance

Leasehold improvements

     20%, straight line

2.

Advances from Shareholders

Advances from shareholders are for the reimbursement of expenses incurred on behalf of the company by the three principal shareholders and they bear no interest due.  These notes are short term advances which are paid generally within one year.  The balance at December 31, 2012 was $50,126 and $50,508 for March 31, 2013.

3.

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

12/31/2011

Taxable (Credit) Federal income tax attributable to:

Current operations

   $22,492

   $ (7,094)

Less, Nondeductible expenses

        -0-

         -0-

-Less, Change in valuation allowance

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

4.

Operating Leases

The Company leases its administrative offices for US$1,736 per month. The lease expires in July 2013.  The operating lease expense for the year ended December 31, 2012 was $20,806 and $20,832 for December 31, 2011.  Future minimum lease payments are as follows:

Future lease payments are as follows:

2013

  12,152

$12,152

=======

5.

Supplemental information – consolidated statements

	One World	GlobaLink
	3/31/2013	3/31/2013	Eliminations		Consolidated
ASSETS
Current Assets:
Cash	$ 416,224	$ 2,274	$ -		$ 418,498
Accounts receivable	188,915	-			188,915
Other receivable	511,246		(511,246)		-
Investment in subsidiary		604,407	(604,407)		-
Other current assets	3,680	209			3,889
Total current assets	1,120,065	606,890	(1,115,653)		611,302

Fixed assets, net
of accumulated depreciation	3,729	-			3,729

Other Assets:
Goodwill		274,449			274,449
Note Receivable					-

TOTAL ASSETS	$ 1,123,794	$ 881,339	$ (1,115,653)		$ 889,480

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
Accounts payable	$ 487,485	$ -	$ -		$ 487,485
Notes payable	-	511,246	(511,246)		-
Other current liabilities	31,902	50,508			82,410
Total current liabilities	519,387	561,754	(511,246)	-	569,895

Shareholders Equity
Common stock	19,668	4,957	(19,668)		4,957
Paid in surplus		403,243			403,243
Translation adjustment		336			336
Stock subscription		10,000			10,000
Retained earnings/(deficit)	584,739	(98,951)	(584,739)		(98,951)
Total shareholders equity	604,407	319,585	(604,407)		319,585

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 1,123,794	$ 881,339	$ (1,115,653)		$ 889,480

	For the three months ended March 31, 2013
	One World	Global	Eliminations	Consolidated
Revenue:	$ 79,700	$ (11,799)	$ 11,799	$ 79,700

Expenses:
Wages and salaries	46,912			46,912
Subsidiary expenses				-
Other administrative expenses	25,843	3,440		29,283

Total expenses	72,755	3,440	-	76,195

Income/(loss) from operations	6,945	(15,239)	11,799	3,505

Other income/(expenses)	(18,744)			(18,744)

Income before income taxes	(11,799)	(15,239)	11,799	(15,239)
Income taxes	-			-

Net income/(loss)	$ (11,799)	$ (15,239)	$ 11,799	$ (15,239)

	One World	GlobaLink
	12/31/2012	12/31/2012	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$ 444,330	$ 2,516	$ -	$ 446,846
Accounts receivable	196,627	-		196,627
Other receivable	523,396		(523,396)	-
Investment in subsidiary		629,061	(629,061)	-
Other current assets	3,765	209		3,974
Total current assets	1,168,118	631,786	(1,152,457)	647,447

Fixed assets, net
of accumulated depreciation	3,818	-		3,818

Other Assets:
Goodwill		274,449		274,449
Note Receivable				-
TOTAL ASSETS	$ 1,171,936	$ 906,235	$ (1,152,457)	$ 925,714

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
Accounts payable	$ 528,496	$ -	$ -	$ 528,496
Notes payable	-	523,396	(523,396)	-
Other current liabilities	14,379	50,126		64,505
Total current liabilities	542,875	573,522	(523,396)	593,001

Shareholders Equity
Common stock	20,135	4,957	(20,135)	4,957
Paid in surplus		403,243		403,243
Translation adjustment	12,388	(1,775)	(12,388)	(1,775)
Stock subscription		10,000		10,000
Retained earnings/(deficit)	596,538	(83,712)	(596,538)	(83,712)

Total shareholders equity	629,061	332,713	(629,061)	332,713

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 1,171,936	$ 906,235	$ (1,152,457)	$ 925,714

	For the year ended December 31, 2012
	One World	Global	Eliminations	Consolidated
Revenue:	$ 421,790	$ 84,774	$ (84,774)	$ 421,790

Expenses:
Wages and salaries	249,556			249,556
Subsidiary expenses				-
Other administrative expenses	121,577	18,621		140,198

Total expenses	371,133	18,621	-	389,754

Income/(loss) from operations	50,657	66,153	(84,774)	32,036

Other income/(expenses)	46,992			46,992

Income before income taxes	97,649	66,153	(84,774)	79,028
Income taxes	(12,875)			(12,875)

Net income/(loss)	$ 84,774	$ 66,153	$ (84,774)	$ 66,153

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

9.   Net Revenue

The Company follows the reporting requirements of Accounting Standards Codification 605, which requires revenue to be reported net after costs.  Following is the gross revenue and expenses for the period ending December 31, 2012 and the three months ended March 31, 2012:

  12/31/2012

     03/31/2013

Gross Revenue

$    3,211,108

   $     631,488

Cost of Revenue

      2,789,318

          551.788

 ------------------

   -----------------

Net Revenue

$       421,790

   $       79,700

  ==========

   ==========

10.  Stock Based Compensation

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

Capital and Source of Liquidity

Prior to the acquisition of OneWorld, all of Globalink’s operating capital had either been advanced by current shareholders or from proceeds for the issuance of common shares.

For the three months ended March 31, 2013, there was an increase in advances from shareholders of $382, resulting in net cash flows from financing activities of $382 for the period.

Comparatively, for the three months ended March 31, 2012, there was an increase in advances from shareholders of $1,000, resulting in net cash flows from financing activities of $1,000 for the period.

For the three months ended March 31, 2013, we had a positive translation adjustment of $1,289, resulting in net cash flows from investing activities of $1,289 for the period.

Comparatively, for the three months ended March 31, 2012, we had a negative translation adjustment of $42,864, resulting in net cash used by investing activities of $42,864 for the period.

Results of Operations

For the three months ended March 31, 2013, we received revenues of $79,700.  We paid wages and salaries of $46,912 and other administrative expenses of $28,461.  As a result, we had net loss of $14,417 for the three months ended March 31, 2013.

Comparatively, for the three months ended March 31, 2012, we received revenues of $106,727.  We paid wages and salaries of $58,306 and other administrative expenses of $29,722.  As a result, we had net income of $18,699 for the three months ended March 31, 2012.

The $33,116 decrease in net income between the three months ended March 31, 2012 and 2013 is due primarily to decreased revenues between the two years.

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

Off-Balance Sheet Arrangements

Globalink had no material off-balance sheet arrangements as of March 31, 2013

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

Item 4.  Controls and Procedures

During the three months ended March 31, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2013

Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures were effective as of March 31, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated:  May 15, 2013

GLOBALINK, LTD.

By: /s/Robin Young

Robin Young

Chief Executive Officer

By:  /s/Ben Choi

Ben Choi

Chief Financial Officer