Form 10-Q
period 2013-06-30
GLOBALINK, LTD.
filed 2013-08-16
CIK 1361540

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2013

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

August 16, 2013:

Common Stock  -  24,785,000

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2013 and the results of its operations for the three and six month periods ended June 30, 2013 and 2012 and its cash flows for the six month periods ended June 30, 2013 and 2012.

The quarterly financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s audited financial statements filed with Form 10-K for the years ended December 31, 2012.  The results of operations for the three and six month periods ended June 30, 2013 and 2012 are not necessarily indicative of operating results for the full year.

GLOBALINK, INC.

FORM 10-Q

For the quarterly period ended June 30, 2013

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults upon Senior Securities	21
Item 4. Mine Safety Disclosure	21
Item 5. Other Information	21
Item 6. Exhibits	21

SIGNATURES	22

GLOBALINK, LTD. and Subsidiary

Consolidated Balance Sheet

 (Expressed in U.S. Dollars)

	Audited	Unaudited
	31-Dec-12	30-Jun-13
ASSETS

CURRENT ASSETS:
Cash	$ 446,846	$447,096
Term deposit
Accounts receivable trade	196,627	145,675
Other Receivable
Other Current Assets	3,974	3,763
TOTAL CURRENT ASSETS	647,447	596,534

Fixed assets, net of accumulated depreciation	3,818	3,603

Goodwill	274,449	274,449
TOTAL ASSETS	$ 925,714	$ 874,586

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable and accrual	$ 528,496	$ 506,600
Other current liabilities	14,379	18,576
TOTAL CURRENT LIABILITIES	542,875	525,176

OTHER LIABILITIES:
Advances from Shareholders	50,126	65,896
TOTAL OTHER LIABILITIES	50,126	65,896
TOTAL LIABILITIES	593,001	591,072

STOCKHOLDERS’ EQUITY:
Common Stock, $.0002 par value
100,000,000 shares authorized and
24,785,000 shares issued and outstanding	4,957	4,957
Common Stock authorized, issued and outstanding
1,000,000 shares
Preferred Stock authorized, issued and outstanding
1,000,000 shares
Paid-in Surplus	403,243	403,243
Translation adjustment	(1,775)	(23,803)
Subscription receivable	10,000	10,000
Retained earning	(83,712)	(110,883)
TOTAL STOCKHOLDERS’ EQUITY	332,713	283,514

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$ 925,714	$ 874,586

See accompanying notes to unaudited condensed financial statements.

GLOBALINK, LTD. and Subsidiary

Consolidated Statements of Operations

(Expressed in U.S. Dollars)

	Unaudited	Unaudited	Unaudited	Unaudited
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	06/30/12	06/30/13	06/30/12	06/30/13

Revenue	$ 76,015	$ 47,750	$ 182,742	$ 127,450

Expenses
Wages & salaries	64,923	46,288	123,229	93,200
Expenses from subsidiary
Other administrative expenses	27,118	36,472	56,840	65,755
	92,041	82,760	180,069	158,955
Income (deficit) from operations	(16,026)	(35,010)	2,673	(31,505)

Other income and expenses	-	23,078	-	4,334

Income before income taxes	(16,026)	(11,932)	2,673	(27,171)

Income tax	-	-	-
Income for the period	$ (16,026)	$ (11,932)	$ 2,673	$ (27,171)

Basic and Diluted Loss per Share	(0.00)	(0.00)	0.00	(0.00)

Weighted Number of Common Shares	24,785,000	24,785,000	24,785,000	24,785,000

See accompanying notes to unaudited condensed financial statements.

GLOBALINK, LTD. and Subsidiary

Consolidated Statement of Cash Flows

(Expressed in U.S. Dollars)

	Unaudited	Unaudited
	Six Months	Six Months
	Ended	Ended
	June 30, 2012	June 30, 2013
Cash Flows from Operating Activities
Profit/(loss) for the period	$ 2,673	$ (27,171)
Less Depreciation not requiring use of funds	1,061	215
Net loss on exchange transactions
Income taxes (paid)/refunded
Net changes in working capital balances
(Increase)/decrease accounts receivable	78,276	50,952
Other Receivable
(Increase)/decrease in other current assets	(615)	211
Increase/(decrease) in accounts payable and accruals	(27,275)	(21,896)
(Due to)/refunded government agencies
Increase/(decrease) in the current liabilities	(3,253)	4,197
Cash flows provided/(used) in operating activities	50,867	6,508

Cash Flows from Financing Activities
Increase/(decrease) in advances from shareholders	1,000	15,770
Cash dividend
Stock subscription
Cash flows from financing activities	1,000	15,770

Cash Flows from Investing Activities
Acquisition of capital assets
Note payable for purchase of sub
Translation adjustments	(45,240)	(22,028)
Purchase effects of subsidiary
Cash from acquisition of Subsidiary
Cash flows from (used in) investing activities	(45,240)	(22,028)

Net (Decrease) Increase in Cash and Cash Equivalents	6,627	250

Cash and Cash Equivalents at Beginning of Period	383,454	446,846
Cash and Cash Equivalents at End of Period	$ 390,081	$ 447,096

Represented by:
Cash	390,081	447,096
Term
	$ 390,081	$ 447,096

See accompanying notes to unaudited condensed financial statements.

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

June 30, 2013

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

The financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America and reflect the following policies:

a)

Translation of foreign currencies

Monetary assets and liabilities in foreign currencies are translated into United States dollars at the prevailing year-end exchange rates. Revenue and expense items are translated at the average rates in effect during the month of transaction. Resulting exchange gains and losses on transactions are included in the determination of earnings for the year. The exchange gain for the period from January 1 to December 31, 2012 was $28,571 and the gain was $3,163 from January 1, 2013 through June 30, 2013.

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

Computer equipment acquired

30%, declining balance

Computer equipment acquired

45%, declining balance

Furniture and equipment

20%, declining balance

Leasehold improvements

     20%, straight line

4.

Advances from Shareholders

Advances from shareholders are for the reimbursement of expenses incurred on behalf of the company by the three principal shareholders and they bear no interest due.  These notes are short term advances which are paid generally within one year.  The balance at December 31, 2012 was $50,126 and $65,896 for June 30, 2013.

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

Future lease payments are as follows:

2013

  12,152

_______

$12,152

=======

7.

Supplemental information – consolidated statements

	One World	GlobaLink
	6/30/2013	6/30/2013	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$ 446,360	$ 736	$ -	$ 447,096
Accounts receivable	145,675	-	-	145,675
Other receivable	499,901	-	(499,901)	-
Investment in subsidiary	-	573,917	(573,917)	-
Other current assets	3,554	209	-	3,763
Total current assets	1,095,490	574,862	(1,073,818)	596,534

Fixed assets, net
of accumulated depreciation	3,603	-	-	3,603

Other Assets:
Goodwill	-	274,449	-	274,449
Note Receivable	-	-	-	-

TOTAL ASSETS	$ 1,099,093	$ 849,311	$ (1,073,818)	$ 874,586

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
Accounts payable	$ 506,600	$ -	$ -	$ 506,600
Notes payable	-	499,901	(499,901)	-
Other current liabilities	18,576	65,896	-	84,472
Total current liabilities	525,176	565,797	(499,901)	591,072

Shareholders Equity
Common stock	19,007	4,957	(19,007)	4,957
Paid in surplus	-	403,243	-	403,243
Translation adjustment	(22,233)	(23,803)	22,233	(23,803)
Stock subscription	-	10,000		10,000
Retained earnings/(deficit)	577,143	(110,883)	(577,143)	(110,883)
Total shareholders equity	573,917	283,514	(573,917)	283,514

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 1,099,093	$ 849,311	$ (1,073,818)	$ 874,586

	For the six months ended June 30, 2013
	One World	Global	Eliminations	Consolidated
Revenue:	$ 127,450	$ (19,395)	$ 19,395	$ 127,450

Expenses:
Wages and salaries	93,200	-	-	93,200
Subsidiary expenses	-	-	-	-
Other administrative expenses	57,979	7,776	-	65,755

Total expenses	151,179	7,776	-	158,955

Income/(loss) from operations	(23,729)	(27,171)	19,395	(31,505)

Other income/(expenses)	4,334	-	-	4,334

Income before income taxes	(19,395)	(27,171)	19,395	(27,171)
Income taxes	-	-	-	-

Net income/(loss)	$ (19,395)	$ (27,171)	$ 19,395	$ (27,171)

	One World	GlobaLink
	12/31/2012	12/31/2012	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$ 444,330	$ 2,516	$ -	$ 446,846
Accounts receivable	196,628	-		196,628
Other receivable	523,396		(523,396)	-
Investment in subsidiary	-	629,061	(629,061)	-
Other current assets	3,765	209		3,974
Total current assets	1,168,120	631,786	(1,152,457)	647,449

Fixed assets, net
of accumulated depreciation	3,818	-		3,818

Other Assets:
Goodwill		274,449		274,449
Note Receivable				-
TOTAL ASSETS	$ 1,171,938	$ 906,235	$ (1,152,457)	$ 925,716

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
Accounts payable	$ 528,497	$ -	$ -	$ 528,497
Notes payable	-	523,396	(523,396)	-
Other current liabilities	14,379	50,126		64,505
Total current liabilities	542,877	573,522	(523,396)	593,003

Shareholders Equity
Common stock	20,135	4,957	(20,135)	4,957
Paid in surplus		403,243		403,243
Translation adjustment	12,388	(1,775)	(12,388)	(1,775)
Stock subscription		10,000		10,000
Retained earnings/(deficit)	596,538	(83,712)	(596,538)	(83,712)

Total shareholders equity	629,061	332,713	(629,061)	332,713

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 1,171,938	$ 906,235	$ (1,152,457)	$ 925,716

	For the year ended December 31, 2012
	One World	Global	Eliminations	Consolidated
Revenue:	$ 421,790	$ 84,774	$ (84,774)	$ 421,790

Expenses:
Wages and salaries	249,556			249,556
Subsidiary expenses				-
Other administrative expenses	121,576	18,621		140,197

Total expenses	371,132	18,621	-	389,753

Income/(loss) from operations	50,658	66,153	(84,774)	32,037

Other income/(expenses)	46,992			46,992

Income before income taxes	97,650	66,153	(84,774)	79,029
Income taxes	(12,875)			(12,875)

Net income/(loss)	$ 84,774	$ 66,153	$ (84,774)	$ 66,153

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

9.

Net Revenue

The Company follows the reporting requirements of Accounting Standards Codification 605, which requires revenue to be reported net after costs.  Following is the gross revenue and expenses for the period ending December 31, 2012 and the six months ended June 30, 2013:

  12/31/2012

     06/30/2013

Gross Revenue

$    3,211,108

   $  1,382,130

Cost of Revenue

      2,789,318

       1,254,680

 ------------------

   -----------------

Net Revenue

$       421,790

   $     127,450

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

For the six months ended June 30, 2012, we received $1,000 from an increase in advances from shareholders, resulting in net cash flows from financing activities of $1,000 for the period.

For the six months ended June 30, 2013, we received $15,770 from an increase in advances from shareholders, resulting in net cash flows from financing activities of $15,770 for the period.

For six months ended June 30, 2012, we lost $45,240 due to translation adjustments, resulting in net cash used in investing activities of $45,240 for the period.

For the six months ended June 30, 2013, we lost $22,028 due to translation adjustments, resulting in net cash used in investing activities of $22,028 for the period.

Results of Operations

For the three months ended June 30, 2013, we earned revenues of $47,750.  We spent $46, 288 on wages & salaries and $36,472 on other administrative expenses.  We earned other income of $23,078, resulting in a net loss of $11,932 for the three months ended June 30, 2013.

Comparatively, for the three months ended June 30, 2012, we earned revenues of $76,015.  We spent $64,923 on wages & salaries and $27,118 on other administrative expenses.  As a result, we had a net loss of $16,026 for the three months ended June 30, 2012.

The $4,094 increase in net income between the three months ended June 30, 2012 and 2013 is due primarily to decreased wages and salaries paid, along with an increase in other income.  Our revenues decreased by $28,265 during the three months ended June 30, 2013, but the additional other income received from an advance from shareholders received helped to decrease the net loss for the period.

For the six months ended June 30, 2013, we earned revenues of $127,450.  We paid wages & salaries of $93,200 and other administrative expenses of $65,755.  We earned $4,334 from other income and expenses.  As a result, we had a net loss of $27,171 for the six months ended June 30, 2013.

Comparatively, for the six months ended June 30, 2012, we earned revenues of $182,742.  We paid wages & salaries of $123,229 and other administrative expenses of $56,840.  As a result, we had net income of $2,673 for the six months ended June 30, 2012.

The $29,844 decrease in net income between the six months ended June 30, 2013 and 2012 is due primarily to decreased revenues between the two years.  Our revenues decreased by $55,292 during the six months ended June 30, 2013, or 30.26%, but the other income received from an advance from shareholders was not sufficient to make up the difference.

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

Off-Balance Sheet Arrangements

Globalink had no material off-balance sheet arrangements as of June 30, 2013.

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

Item 4.  Controls and Procedures

During the three months ended June 30, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2013.

Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures were effective as of June 30, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated:  August 16, 2013

GLOBALINK, LTD.

By: /s/Robin Young

Robin Young

Chief Executive Officer

By:  /s/Ben Choi

Ben Choi

Chief Financial Officer