Form 10-Q
period 2013-09-30
GLOBALINK, LTD.
filed 2013-11-19
CIK 1361540

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2013

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

November 19, 2013:

Common Stock  -  24,985,000

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2013 and the results of its operations for the three and nine month periods ended September 30, 2013 and 2012 and its cash flows for the nine month periods ended September 30, 2013 and 2012.

The quarterly financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s audited financial statements filed with Form 10-K for the years ended December 31, 2012.  The results of operations for the three and nine month periods ended September 30, 2013 and 2012 are not necessarily indicative of operating results for the full year.

GLOBALINK, INC.

FORM 10-Q

For the quarterly period ended September 30, 2013

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults upon Senior Securities	22
Item 4. Mine Safety Disclosure	22
Item 5. Other Information	22
Item 6. Exhibits	22

SIGNATURES	23

GLOBALINK, LTD. and Subsidiary

Consolidated Balance Sheet

 (Expressed in U.S. Dollars)

	Unaudited	Audited
	30-Sep-13	31-Dec-12
ASSETS

CURRENT ASSETS:
Cash	$ 708,247	$ 446,846
Accounts receivable trade	325,228	196,627
Other current assets	3,995	3,974
TOTAL CURRENT ASSETS	1,037,470	647,447

Fixed assets, net of accumulated depreciation	3,818	3,818

Goodwill	274,449	274,449

TOTAL ASSETS	$ 1,315,737	$ 925,714

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 889,202	$ 528,496
Other current liabilities	-	14,379
TOTAL CURRENT LIABILITIES	889,202	542,875

OTHER LIABILITIES:
Advances from shareholders	68,305	50,126
TOTAL OTHER LIABILITIES	68,305	50,126

TOTAL LIABILITIES	957,507	593,001

STOCKHOLDERS’ EQUITY:
Common Stock, $.0002 par value
100,000,000 shares authorized and
24,985,000 and 24,785,000 shares issued and outstanding	4,997	4,957
Preferred Stock authorized, 1,000,000 shares authorized
and no shares outstanding
Paid-in Surplus	413,203	403,243
Translation adjustment	(15,425)	(1,775)
Subscriptions receivable		10,000
Accumulated deficit	(44,545)	(83,712)
TOTAL STOCKHOLDERS’ EQUITY	358,230	332,713

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$ 1,315,737	$ 925,714

See accompanying notes to unaudited condensed financial statements.

GLOBALINK, LTD. and Subsidiary

Consolidated Statements of Operations

(Expressed in U.S. Dollars)

	Unaudited	Unaudited	Unaudited	Unaudited
	Three months	Three months	Nine months	Nine Months
	ended	ended	ended	ended
	09/30/13	09/30/12	09/30/13	09/30/12

Revenue	$165,032	$130,594	$292,482	$313,336

Expenses
Wages & salaries	71,337	62,095	164,537	185,324
Other administrative expenses	33,693	30,387	99,448	87,227
	105,030	92,482	263,985	272,551
Income from operations	60,002	38,112	28,497	40,785

Other income and expenses	6,336		10,670

Income before income taxes	66,338	38,112	39,167	40,785

Income tax	-	-	-
Income for the period	$ 66,338	$ 38,112	$ 39,167	$ 40,785

Basic and Diluted Net Income per Share	0.00	0.00	0.00	0.00

Weighted Number of Common Shares	24,851,667	24,785,000	24,851,667	24,785,000

See accompanying notes to unaudited condensed financial statements.

GLOBALINK, LTD. and Subsidiary

Consolidated Statement of Cash Flows

(Expressed in U.S. Dollars)

	Unaudited	Unaudited
	Nine months	Nine months
	Ended	Ended
	September 30, 2013	September 30, 2012

Cash Flows from Operating Activities
Profit/(loss) for the period	$ 39,167	$ 40,785
Less Depreciation not requiring use of funds		847
Net changes in working capital balances
(Increase)/decrease accounts receivable	(128,601)	34,232
(Increase)/decrease in other current assets	(21)	(631)
Increase/(decrease) in accounts payable and accruals	360,706	105,349
Increase/(decrease) in the current liabilities	(14,379)	12,860

Cash flows provided/(used) in operating activities	256,872	193,442

Cash Flows from Financing Activities
Increase/(decrease) in advances from shareholders	18,179	9,401

Cash flows from financing activities	18,179	9,401

Cash Flows from Investing Activities
Translation adjustments	(13,650)	(44,498)

Cash flows from (used in) investing activities	(13,650)	(44,498)

Net (Decrease) Increase in Cash
And cash Equivalents	261,401	158,345

Cash and Cash Equivalents at
Beginning of Period	446,846	383,454

Cash and Cash Equivalents at
End of Period	$ 708,247	$ 541,799

Represented by:
Cash	708,247	541,799
Term
	$ 708,247	$ 541,799

See accompanying notes to unaudited condensed financial statements.

GLOBALINK LTD. and Subsidiary

Notes to Financial Statements

September 30, 2013

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

The financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America and reflect the following policies:

a)

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for year ending December 31, 2012 and the three and nine month period ending September 30, 2013.

b)   Translation of foreign currencies

Monetary assets and liabilities in foreign currencies are translated into United States dollars at the prevailing year-end exchange rates. Revenue and expense items are translated at the average rates in effect during the month of transaction. Resulting exchange gains and losses on transactions are included in the determination of earnings for the year. The exchange gain for the period from January 1 to December 31, 2012 was $28,571 and the gain was $7,219 from January 1, 2013 through September 30, 2013.

c)

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

f)

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

g)

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

h)

Revenue recognition

Revenue is recorded when the corresponding expense can be recognized. Room revenue is recorded when the client checks into the room. Due to this matching principle revenue is reported by the net proceeds of the services performed as required by Accounting Standards Codification 605.

i)

Accounts receivable

Trade receivables are carried at the original invoice amount and no allowance for uncollectible accounts has been deemed necessary. Receivables past due for more than 90 days are considered delinquent. Management determines uncollectible accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions and by using historical experience applied to an aging of accounts.

j)

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

Computer equipment acquired

30%, declining balance

Computer equipment acquired

45%, declining balance

Furniture and equipment

20%, declining balance

Leasehold improvements

     20%, straight line

4.

Advances from Shareholders

Advances from shareholders are for the reimbursement of expenses incurred on behalf of the company by the three principal shareholders and they bear no interest due.  These notes are short term advances which are paid generally within one year.  The balance at December 31, 2012 was $50,126 and $68,305 for September 30, 2013.

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

Future lease payments are as follows:

2013

  12,152

_______

$12,152

=======

7.

Capital Stock

Authorized

      100,000,000 Common shares with $0.0002 par value

Issued

      24,985,000 shares issued and outstanding

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

During the fiscal quarter ending September 30, 2013, the Company issued 200,000 shares per the terms of the stock subscription.

8.

Net Revenue

The Company follows the reporting requirements of Accounting Standards Codification 605, which requires revenue to be reported net after costs.  Following is the gross revenue and expenses for the period ending December 31, 2012 and the nine months ended September 30, 2013:

  12/31/2012

     09/30/2013

Gross Revenue

$    3,211,108

   $  3,002,100

Cost of Revenue

      2,789,318

       2,709,618

 ------------------   -----------------

Net Revenue

$       421,790

   $     292,482

  ==========   ==========

9.

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

10.

Subsequent Events

Management has reviewed events between 9-30-13 and 11-12-13 and no significant events were identified.

11.

Supplemental information – consolidated statements

	One World	GlobaLink
	9/30/2013	9/30/2013	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$ 706,844	$ 1,403	$ -	$ 708,247
Accounts receivable	325,228	-	-	325,228
Other receivable	499,901	-	(499,901)	-
Investment in subsidiary	-	650,375	(650,375)	-
Other current assets	3,786	209	-	3,995
Total current assets	1,535,759	651,987	(1,150,276)	1,037,470

Fixed assets, net
of accumulated depreciation	3,818	-	-	3,818

Other Assets:
Goodwill	-	274,449	-	274,449
Note Receivable	-	-	-	-

TOTAL ASSETS	$ 1,539,577	$ 926,436	$ (1,150,276)	$ 1,315,737

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
Accounts payable	$ 889,202	$ -	$ -	$ 889,202
Notes payable	-	499,901	(499,901)	-
Other current liabilities	-	68,305	-	68,305
Total current liabilities	889,202	568,206	(499,901)	957,507

Shareholders Equity
Common stock	20,870	4,997	(20,870)	4,997
Paid in surplus	-	413,203	-	413,203
Translation adjustment	(15,719)	(15,425)	15,719	(15,425)
Stock subscription	-	-	-	-
Retained earnings/(deficit)	645,224	(44,545)	(645,224)	(44,545)
Total shareholders equity	650,375	358,230	(650,375)	358,230

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 1,539,577	$ 926,436	$ (1,150,276)	$ 1,315,737

	For the nine months ended September 30, 2013
	One World	Global	Eliminations	Consolidated
Revenue:	$ 292,482	$ 48,686	$ (48,686)	$ 292,482

Expenses:
Wages and salaries	164,537	-	-	164,537
Subsidiary expenses	-	-	-	-
Other administrative expenses	89,929	9,519	-	99,448

Total expenses	254,466	9,519	-	263,985

Income/(loss) from operations	38,016	39,167	(48,686)	28,497

Other income/(expenses)	10,670	-	-	10,670

Income before income taxes	48,686	39,167	(48,686)	39,167
Income taxes	-	-	-	-

Net income/(loss)	$ 48,686	$ 39,167	$ (48,686)	$ 39,167

	One World	GlobaLink
	12/31/2012	12/31/2012	Eliminations	Consolidated
ASSETS
Current Assets:
Cash	$ 444,330	$ 2,516	$ -	$ 446,846
Accounts receivable	196,628	-		196,628
Other receivable	523,396		(523,396)	-
Investment in subsidiary	-	629,061	(629,061)	-
Other current assets	3,765	209		3,974
Total current assets	1,168,120	631,786	(1,152,457)	647,449

Fixed assets, net
of accumulated depreciation	3,818	-		3,818

Other Assets:
Goodwill		274,449		274,449
Note Receivable				-
TOTAL ASSETS	$ 1,171,938	$ 906,235	$ (1,152,457)	$ 925,716

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
Accounts payable	$ 528,497	$ -	$ -	$ 528,497
Notes payable	-	523,396	(523,396)	-
Other current liabilities	14,379	50,126		64,505
Total current liabilities	542,877	573,522	(523,396)	593,003

Shareholders Equity
Common stock	20,135	4,957	(20,135)	4,957
Paid in surplus		403,243		403,243
Translation adjustment	12,388	(1,775)	(12,388)	(1,775)
Stock subscription		10,000		10,000
Retained earnings/(deficit)	596,538	(83,712)	(596,538)	(83,712)

Total shareholders equity	629,061	332,713	(629,061)	332,713

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 1,171,938	$ 906,235	$ (1,152,457)	$ 925,716

	For the year ended December 31, 2012
	One World	Global	Eliminations	Consolidated
Revenue:	$ 421,790	$ 84,774	$ (84,774)	$ 421,790

Expenses:
Wages and salaries	249,556			249,556
Subsidiary expenses				-
Other administrative expenses	121,576	18,621		140,197

Total expenses	371,132	18,621	-	389,753

Income/(loss) from operations	50,658	66,153	(84,774)	32,037

Other income/(expenses)	46,992			46,992

Income before income taxes	97,650	66,153	(84,774)	79,029
Income taxes	(12,875)			(12,875)

Net income/(loss)	$ 84,774	$ 66,153	$ (84,774)	$ 66,153

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

For the nine months ended September 30, 2012, we received $9,401 from an increase in advances from shareholders, resulting in net cash flows from financing activities of $9,401 for the period.

For the nine months ended September 30, 2013, we received $18,179 from an increase in advances from shareholders, resulting in net cash flows from financing activities of $18,179 for the period.

For the nine months ended September 30, 2012, we lost $44,498 due to translation adjustments, resulting in net cash used in investing activities of $44,498 for the period.

For the nine months ended September 30, 2013, we lost $13,650 due to translation adjustments, resulting in net cash used in investing activities of $13,650 for the period.

Results of Operations

For the three months ended September 30, 2013, we earned revenues of $165,032.  We paid wages and salaries of $71,337 and other administrative expenses of $33,693.  We earned other income of $6,336.  As a result, we had a net income of $66,338 for the three months ended September 30, 2013.

Comparatively, for the three months ended September 30, 2012, we earned revenues of $130,594.  We paid wages and salaries of $62,095 and other administrative expenses of $30,387.  As a result, we had a net income of $38,112 for the three months ended September 30, 2012.

The $28,226 increase in net income between the three months ended September 30, 2013 and 2012 is primarily due to increased revenues.  We earned 17.1% more revenues, while only paying $9,242, or 13%, more in wages and salaries and $3,306, or 9.8% more for other administrative expenses.

For the nine months ended September 30, 2013, we earned revenues of $292,482.  We paid wages and salaries of $164,537 and other administrative expenses of $99,448.  We earned other income of $39,167.  As a result, we had a net income of $39,167 for the nine months ended September 30, 2013.

Comparatively, for the nine months ended September 30, 2012, we earned revenues of $313,336.  We paid wages and salaries of $185,324 and other administrative expenses of $87,227.  As a result, we had a net income of $40,785 for the nine months ended September 30, 2012.

We earned $20,854 less in revenues during the nine months ended September 30, 2013, a 6.7% decrease from the previous year.  We paid $20,787 less in wages and expenses, an 11.2% decrease, but paid $12,221 more for other administrative expenses, a 12.3% increase.  We received $10,670 in other income, but this was only sufficient to bring our comparative net income to $39,167, a difference of $1,618 from the previous year.

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

Off-Balance Sheet Arrangements

Globalink had no material off-balance sheet arrangements as of September 30, 2013.

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

Item 4.  Controls and Procedures

During the three months ended September 30, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2013.

Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures were effective as of September 30, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated:  November 19, 2013

GLOBALINK, LTD.

By: /s/Robin Young

Robin Young

Chief Executive Officer

By:  /s/Ben Choi

Ben Choi

Chief Financial Officer