Form 10-K
period 2013-12-31
GLOBALINK, LTD.
filed 2014-03-31
CIK 1361540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 333-133961

Globalink, Ltd.

 (Exact name of registrant as specified in its charter)

Nevada	06-1812762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

#210-4751 Garden City Road
Richmond, BC, V6X 3M7	(604) 828-8822
(Address of Principal Executive Offices)	(Registrant's telephone number)

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

[x] Yes  [ ] No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [x]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 31, 2014 was 24,785,000 shares of its common stock.

No documents are incorporated into the text by reference.

PART I

ITEM 1.  BUSINESS

The registrant was incorporated in the state of Nevada on February 3, 2006.  The registrant has focused its efforts in the Internet Hotel booking services arena. The registrant has developed a proprietary online hotel booking program for connecting users with available rooms in hotels across the world.

In order to gain the access to the hotels, the registrant acquired OneWorld Hotel Destination Service Inc in Vancouver, B.C. Canada on October 31, 2008.  OneWorld Hotel Destination Service Inc is a hotel booking company which has established strong relationships with major hotel chains such as Radisson, Hilton and Sheraton. Its clients include travel agents in major cities such as Vancouver, Toronto, Calgary, and Montreal. After the acquisition the Company has put the OneWorld operations into the online platform.

Our hotel travel booking web site for the business-to-business stage was completed and officially launched in 2012.   The initial 39,000 available hotel rooms in our database have now been increased to 75,000 and uploaded to the site.  The site now facilitates travel agencies to book rooms directly via the internet without having to personally call the office for booking.   The web site facilitates the company’s travel agency customers, who already have or will set up accounts with us (B to B).

B to B is defined as business interactions between one business entity (OneWorld) to other business entities (the travel agencies in the travel industry). Our next stage of the web site development will be to facilitate non-business customers such that any individuals wishing to book rooms themselves may do so from our web site instead of booking through their travel agencies (B to C).  B to C is defined as business interactions between a business entity (OneWorld) and the individual customers, be they an individual or corporation, whose business is not related to the travel industry.  This web site is currently in the process of being developed stage by stage.  The complexity and the size of the website and its functionality will increase as OneWorld's business volume increases.

In the last quarter of 2013, the management of Globalink Ltd. (the Company) felt that the Company may enlarge its visions to explore other fields of endeavor in order to provide more flexibility for business development.  To this end,  management has had numerous discussions and negotiations with 2 potential benefactors who have vast high-level connections to businesses and technologies in the Asia arena, as well as in the travel industry.

The final result is that both these persons, Messrs. Hin Kwong Sheung and Jia Charles Yao, agreed on January 15, 2014, to extend the Company initial demand loans of US$200,000 each.  We do not rule out the possibility that both of them may convert these loans into company stock in the future.  The conditions for the loans are that both to become directors of the Company and that Mr. Sheung to become the CEO of the Company.   These conditions have been satisfied in February 1, 2014 and the proceeds of the loans deposited into the Company's bank account in the month of February 2014.

With this new injection of capital into the Company, and it is expected that these demand loans would be increased by another US$300,000 or more in the first and second quarters of 2014, the Company website will also be developed in order to provide a company profile, anticipated implementation of Company business plans, management and contact information, as well as providing a name brand and  higher exposure to the public.

One of the other field of endeavor that the Company has been considering is to develop a natural health maintenance system derived from Gingko leaves, among the well-known, is the Gingko Biloba.  The Company is currently in the process of acquiring 20% of the world's supply of the raw material and also completing purchase agreements with wholesalers and retailers for the purchase and distribution rights of our finished products.   Once all paperwork is in place, the Company would implement its plans to raise further capital for setting up  the processing facilities for the Gingko system of health maintenance products.

Competition

Competition is inevitable in any type of industry. This is particularly so for services using the internet to convey the products to the end users.   The online commerce market, particularly over the Internet, is rapidly evolving and intensely competitive, and we expect that the competition will intensify in the future.  Barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost.

We believe that while we currently may have disadvantages in this market, the growth of this market is able to allow us to take a market share if we can maintain reliable, fast response, and quality service to our customers and hotel suppliers.

We intend to use our expertise in North America and China markets and a user-friendly website to compete with the major competitors in this field.  We will compete on the basis of ease of use, pricing and customer preference.  Our competitors are well established, substantially larger and have substantially greater market recognition, greater resources and broader capabilities than we have.  There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by the registrant may have a material adverse effect on our business, prospects, financial condition and results of operations.

In the case of the Gingko system of health maintenance products, it is a known fact that the world population of people over the age of 60 is rapidly increasing year by year.  In the country of China, there are 200 million people over the age of 60.  The demand for Gingko Biloba products way surpasses the current supply.  This situation resulted from no public exposure to the Gingko products through media advertisements or the internet.  There are many existing similar health maintenance products in the market in China and in the world.

We will use our business acumen, our business connections and access to high level of technological expertise to carve out a world market share in this specialty health enhancement and maintenance field.  There can be no assurance that we will be able to compete successfully against current and future competitors.

ITEM 1A.  RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.  PROPERTIES

Our offices consist of approximately 1,200 square feet and are located at #210-4751 Garden City Road, Richmond, BC, V6X 3M7.

The registrant leases its administrative offices for US$1,432 per month.  Under the previous lease, which expired in July 2013, the registrant leased office space for $1,733 per month.  The operating lease expense for the year ended December 31, 2013 was $21,275 and $20,793 for December 31, 2012.

ITEM 3.   LEGAL PROCEEDINGS.

The registrant is aware of no pending or threatened litigation.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

    Item 5(a)

a)  Market Information.  Not applicable.

b)  Holders.  At March 31, 2014, there were approximately 49 shareholders of the registrant.

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

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties

During 2008, we started generating revenue upon completion of the acquisition of OneWorld Hotel Destination Services, Inc.  We acquired all of the common shares of OneWorld for 2,000,000 common shares and a promissory note in the amount of $150,000.  In addition, we are seeking to expand our revenue base by adding new customers and increasing our marketing and advertising.

Due to the recession in 2009, the registrant halted the plan to raise extra capital which is for the completion of the online hotel room reservation web site and the expansion of the Hotel booking business.  The registrant decided to allocate the majority cash flow to maintain the operation of OneWorld because of the recession in 2009.  The officers and directors also agreed not to receive cash compensation for their management work in the registrant including the continuation of the development of the website in-house by the directors, the defraying of marketing, promotion and travel.

While the economy is gradually recovering today, One World currently generates sufficient cash flow to maintain its own daily operations.  However, in order to realize effective marketing and promotion, the registrant will need to raise additional capital through the sale of capital stock in the future.  The use of funds would be rationed for marketing and promotion purposes, expansion of the OneWorld operation and working capital needs.

There are several known trends that are reasonably likely to have a material effect on our net sales or revenues alongside our income from continuing operations and profitability.

We expect to experience significant fluctuations in our future operating results due to a variety of factors, many of which are outside our control. Factors that may adversely affect our operating results include but are not limited to:

   - Our ability to develop and complete the hotel booking website;

   - Our ability to attract customers to use our website and maintain user satisfaction;

   - Our ability to attract hotel suppliers to provide their hotel rooms in our website;

   - Our ability to hire and train qualified personnel;

   - Our ability to resolve any technical difficulties and system downtime or internet disconnection;

- Governmental regulations on use of Internet as a tool to conduct business transaction;

- Change of customer’s acceptance to use Internet to book hotel rooms.

We may also incur losses for the foreseeable future due to costs and expenses related to:

   - The implementation of our hotel booking website business model;

   - Marketing and other promotional activities;

   - Competition;

   - The continued development of our website;

   - High costs to maintain the hotel booking website; and

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

Capital and Sources of Liquidity.

For the year ended December 31, 2013, Globalink received advances from shareholders of $12,171.  As a result, we had total cash provided by financing activities of $12,171 for the year ended December 31, 2013.

Comparatively, for the year ended December 31, 2012, Globalink received advances from shareholders of $6,603 and received $10,000 from private demand loan.  As a result, we had cash flows provided by financing activities of $16,603 for the year ended December 31, 2012.

For the year ended December 31, 2013, Globalink spent $2,548 on the acquisition of fixed assets, resulting in total cash used in investing activities of $2,548 for the year.  We did not conduct any investing activities during the year ended December 31, 2012.

Results of Operations

For the year ended December 31, 2013, Globalink received revenues of $292,332.  We paid salaries and benefits of $252,652 and other general and administrative expenses of $109,428.  We paid income taxes of $21,364.  We had a loss of $7,528 from the exchange difference on translating foreign operations.  As a result, we had comprehensive loss of $98,640 for the year ended December 31, 2013.

For the year ended December 31, 2012, Globalink received revenues of $421,790.  We paid salaries and benefits of $249,556 and other general and administrative expenses of $140,198.  We paid income taxes of $12,875, and had income of $46,992 due to the exchange difference on translating foreign operations.  As a result, we had comprehensive income of $66,153 for the year ended December 31, 2012.

We managed to keep most of our operating expenses comparable between the two years, and managed to reduce our other general and administrative expenses by $30,770, or 21.9% for the year ended December 31, 2013 compared to the year ended December 31, 2012.  Our loss due to the exchange difference on translating foreign operations as well as our reduced revenue resulted in the $164,793 decrease in comprehensive loss between the years ended December 31, 2013 and 2012.

Although there are signs of gradual stability, management believes that the effects of the recent economic crisis are a long way from being over.   However, our OneWorld operation has been well-established over the past ten years that we are capable of continuously sustain our existence during the current crisis.

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of December 31, 2013.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Globalink, Ltd.

Index to

Financial Statements

DAVIDSON & COMPANY LLP Chartered Accountants A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Globalink, Ltd.

We have audited the accompanying consolidated financial statements of Globalink, Ltd. (the "Company"), which comprise the consolidated balance sheet of Globalink, Ltd. as of December 31, 2013 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Globalink, Ltd. as of December 31, 2012 and for the year ended December 31, 2012, were audited by another auditor whose report dated April 16, 2013, expressed an unqualified opinion on those consolidated financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globalink, Ltd. as of December 31, 2013 and the results of its operations and its cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

"DAVIDSON & COMPANY LLP"

Vancouver, Canada

Chartered Accountants

March 28, 2014

NEXIA INTERNATIONAL

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, B.C., Canada V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

THOMAS J. HARRIS

CERTIFIED PUBLIC ACCOUNTANT

3901 STONE WAY N., SUITE 202

SEATTLE, WA  98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Globalink, Ltd

I have audited the balance sheet of GLOBALINK, LTD AND SUBSIDIARY, as of DECEMBER 31, 2012, the statements of earnings and deficit, stockholders’ deficiency and cash flows for the period then ended These financial statements are the responsibility of the company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audit provides reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GLOBALINK LTD. AND SUBSIDIARY, as of December 31, 2012, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

Seattle, Washington

April 16, 2013

GLOBALINK, LTD. and Subsidiary

Consolidated Balance Sheets

December 31, 2013 and 2012

(Expressed in U.S. Dollars)

	2013	2012
	$	$

Assets
Current assets
Cash and cash equivalents	426,088	446,846
Accounts receivable	189,682	163,488
Other current assets (note 3)	33,296	37,113
Total current assets	649,066	647,447

Fixed assets	4,797	3,818
Goodwill	274,449	274,449
Total assets	928,312	925,714
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 4)	610,393	528,496
Other current liabilities (note 5)	21,549	14,379
Advances from shareholders (note 6)	62,297	50,126
Subscription received in advance (note 7)	10,000	10,000
Total current liabilities	704,239	603,001

Shareholders’ equity
Common shares, $0.0002 par value; Authorized - 500,000,000 shares; shares issued and outstanding – 24,785,000 (note 7)	4,957	4,957
Additional paid-in-capital	403,243	403,243
Accumulated other comprehensive loss	(9,303)	(1,775)
Deficit	(174,824)	(83,712)
Total shareholders’ equity	224,073	322,713
Total liabilities and shareholders’ equity	928,312	925,714

The accompanying notes are an integral part of these statements

GLOBALINK, LTD. And Subsidiary

Consolidated Statements of Operations

For the year ended December 31, 2013 and 2012

(Expressed in U.S. Dollars)

	2013	2012
	$	$

Revenue (note 8)	292,332	421,790
General and administrative expenses
Salaries and benefits	252,652	249,556
Other general and administrative expenses	109,428	140,198
Total general and administrative expenses	(362,080)	(389,754)

Income (loss) from operations	(69,748)	32,036

Other income	-	46,992

Income (loss) before income taxes	(69,748)	79,028

Income taxes (note 10)	(21,364)	(12,875)

Net income (loss) for the year	(91,112)	66,153

Other comprehensive income (loss)
Exchange difference on translating foreign operations	(7,528)	-
Comprehensive income (loss)	(98,640)	66,153
Basic and diluted weighted average number of common shares outstanding	24,785,000	24,785,000
Basic and diluted earnings (loss) per share	(0.00)	0.00

The accompanying notes are an integral part of these statements

GLOBALINK, LTD. And Subsidiary

Consolidated Statements of Changes in Shareholders' Equity

(Expressed in U.S. Dollars)

	Common shares		Additional paid-in-capital	Accumulated other comprehensive income (loss)	Deficit	Total
	#	$	$	$	$	$
December 31, 2011	24,785,000	4,957	403,243	45,217	(149,865)	303,552
Net income for the year	-	-	-	-	66,153	66,153
Foreign currency translation difference	-	-	-	(46,992)	-	(46,992)
December 31, 2012	24,785,000	4,957	403,243	(1,775)	(83,712)	322,713
Net loss for the year	-	-	-	-	(91,112)	(91,112)
Foreign currency translation difference	-	-	-	(7,528)	-	(7,528)
December 31, 2013	24,785,000	4,957	403,243	(9,303)	(174,824)	224,073

The accompanying notes are an integral part of these statements

GLOBALINK, LTD.

Consolidated Statements of Cash Flows

For the year ended December 31, 2013 and 2012

(Expressed in U.S. Dollars)

	2013	2012
	$	$

Cash provided by (used in):
Operating activities
Net income (loss) for the year	(91,112)	66,153
Non-cash items:
Amortization Other income	1,247	2,361 (46,992)
Changes in non-cash working capital:
Increase in accounts receivable	(26,194)	(19,126)
Decrease (increase) in other current assets	3,817	(1,743)
Increase in accounts payable and accrued liabilities	81,897	42,298
Increase in other current liabilities	7,170	3,838
Total cash provided by (used in) operating activities	(23,175)	46,789
Investing activities
Acquisition of fixed assets	(2,548)	-
Total cash used in investing activities	(2,548)	-
Financing activities
Advances from shareholders	12,171	6,603
Share subscription received in advance	-	10,000
Total cash provided by financing activities	12,171	16,603
Increase (decrease) in cash and cash equivalents	(13,552)	63,392
Effect of exchange rate changes on balance of cash held in foreign currencies	(7,206)	-
Cash and cash equivalents, beginning of the year	446,846	383,454
Cash and cash equivalents, end of the year	426,088	446,846
Supplemental information on cash flows
Income taxes paid	10,716	12,875
Interest paid	-	-

The accompanying notes are an integral part of these statements

GLOBALINK LTD. And Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2013

(Expressed in U.S. Dollars)

1.

NATURE OF OPERATIONS

Globalink, Ltd. (the “Company”) was incorporated in the State of Nevada on February 3, 2006. The Company has focused its efforts on internet hotel booking services. The Company has developed a proprietary online hotel booking program for connecting users with available rooms in hotels across the world. In order to gain access to hotels, the Company acquired OneWorld Hotel Destination Service Inc. (“OneWorld” or the “Subsidiary”) in Vancouver, British Columbia, Canada on October 31, 2008. OneWorld is a hotel booking company which has established relationships with major hotel chains. Since the acquisition, OneWorld became a wholly-owned subsidiary of the Company.

2.

SIGNIFICANT ACCOUNTING POLICIES

Statement of presentation and consolidation

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). The consolidated financial statements include the financial statements of the Company and its subsidiary. All inter-company transactions and balances between the Company and its subsidiary have been eliminated upon consolidation.

The Subsidiary is consolidated from the date on which control is transferred to the Company and will cease to be consolidated from the date on which control is transferred out of the Company.

Certain comparative figures have been reclassified to conform to the current year’s presentation.

Continuance of operation

These consolidated financial statements prepared in conformity with US GAAP contemplate continuation of the Company as a going concern. As of December 31, 2013, the Company has an accumulated deficit of $174,824 since inception and a working capital deficiency of $55,173. Its ability to continue as a going concern depends upon whether it develops profitable operations and continues to raise adequate financing.  However, management believes that the Company has sufficient working capital to meet its projected minimum financial obligations for the next fiscal year. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make judgements, estimates and assumptions that affect the application of accounting policies and the reported amount of assets, liabilities and provisions, income and expenses and the disclosure of contingent assets and liabilities at the date of these financial statements.  Estimates are used for, but not limited to, the selection of the useful lives of fixed assets, provision necessary for contingent liabilities, allowance for doubtful debt associated with accounts receivable, fair values, revenue recognitions, and taxes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results may differ from these estimates.

Foreign currency translation

The Company’s financial information is presented in United States dollars (“US dollars”). The functional currency of the Company is the US dollar. The functional currency of the Company’s subsidiary is the Canadian dollars (“CAD”). Transactions by the Company’s subsidiary which are denominated in currencies other than CAD are remeasured into CAD at the exchange rate prevailing at the date of the transactions. Exchange gains and losses resulting from transactions denominated in a currency other than CAD are included in the consolidated statements of operations as exchange gain or loss. The financial statements of the Subsidiary are translated into US dollars in accordance with ASC830, “Foreign Currency Matters”. The financial information is first presented in CAD and then is translated into US dollars at year-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

Cash and cash equivalents

Cash and cash equivalents include cash and guaranteed investment certificates (GICs) with a term of 1 year or less.  These investments are redeemable at any time at the option of the Company.

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

Fixed assets

Furniture, fixtures and equipment are recorded at cost less accumulated amortization. Amortization is computed using the declining balance method, other than leasehold improvements which is computed using the straight line method over the lease term. Estimated rates of amortization are as follows:

Computer equipment

30%, declining balance

Computer equipment

45% declining balance

Furniture and equipment

20%, declining balance

Leasehold improvements

5 years, straight-line

Fair Value

The Company measures the fair values in accordance with accounting guidance that defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance also discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

-

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

-

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

-

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The inputs used in the fair value measurement should be from the highest level available. In instances where the measurement is based on inputs from different levels of the fair value hierarchy, the fair value measurement will fall within the lowest level input that is significant to the fair value measurement in its entirety.

As at December 31, 2013, the Company’s financial instruments comprised cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, other current liabilities, advances from shareholders and share subscription received in advance. With the exception of cash and cash equivalents, all financial instruments held by the Company are measured at amortized cost.  The fair values of these financial instruments approximate their carrying value due to their short-term maturities.  Cash is measured using level 1 input of the fair value hierarchy.

Goodwill

The Company recognizes goodwill in accordance with ASC 805 “Business Combination”.  Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, if any. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit's goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is indicated. The Company concluded that there were no indicators of impairment with respect to the Company's goodwill as of December 31, 2012 and 2013.

Impairment Reviews for Long-Lived Assets

Long-lived assets such as property and equipment are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We did not recognize any impairment losses for any periods presented.

Revenue Recognition

The Company recognizes revenue once the service is rendered and all the significant risks and rewards of the service have been transferred to the customer. As a result, revenue from hotel booking services are recognized when customers check in the hotels. Amounts received from customers for services not yet rendered are included in current liabilities as unearned revenue.

In accordance with the ASC 605 “Revenue Recognition”, the Company reports its revenue as an agent, on the net amount retained, which is the amount billed to a customer less the amount paid to a hotel.

Income Taxes

The Company accounts for income taxes following the deferral method in accordance with the ASC 740 “Income Taxes.” Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company applies the accounting guidance issued to address the accounting for uncertain tax positions. This guidance clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements as well as provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that the asset is expected to be recovered or the liability settled.

Earnings (Loss) per Common Share

Basic earnings (loss) per share is determined by dividing earnings (loss) by the weighted average shares of common stock outstanding during the year. Diluted earnings (loss) per share is determined by dividing earnings (loss) by the diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as stock options and warrants calculated using the treasury stock method. In periods with reported net operating losses, all common stock options and warrants are deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal.

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02 which requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income.  ASU 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.  This guidance is effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013.  The Company’s adoption of this standard did not have a material impact on its consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity.  Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The revised standard is effective for fiscal years beginning after December 15, 2013; however, early adoption is permitted. The Company does not expect adoption of this ASU to materially impact its consolidated financial statements.

3.

OTHER CURRENT ASSETS

The items comprising the Company’s other current assets are summarized below:

	December 31, 2013	December 31, 2012
	$	$
Deposits to hotels	24,476	26,259
Other deposits to suppliers	4,038	7,983
Credit card receivable	4,782	2,871
Total other current assets	33,296	37,113

4.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities mainly consist of trade payables to hotels and travel service suppliers.

5.

OTHER CURRENT LIABILITIES

The items comprising the Company’s other current liabilities are summarized below:

	December 31, 2013	December 31, 2012
	$	$
Unearned revenue Corporate taxes payable	9,687 9,852	13,175 -
Sales tax refundable	2,010	1,204
Total other current liabilities	21,549	14,379

6.

ADVANCES FROM SHAREHOLDERS

Advances from shareholders of $62,297 (2012 - $50,126) consist of cash contributed by three principal shareholders or expenses paid by them on behalf of the Company. The advances have no fixed term of repayment and bear no interest.

7.

SHAREHOLDERS’ EQUITY

Share capital

Authorized

- 500,000,000 of common voting shares with $0.0002 par value.

Issued and outstanding

As of December 31, 2012 and 2013, the Company has 24,785,000 shares issued and outstanding. There were no share issuances during the years ended December 31, 2012 and 2013.

During the year ended December 31, 2012, the Company received $10,000 for share subscriptions. As of December 31, 2012 and 2013, the shares are not issued, and the $10,000 was recorded as share subscription received in advance.

The Company has no options or warrants outstanding as of December 31, 2012 and 2013. There were no option or warrant transactions during the years ended December 31, 2012 and 2013.

8.

REVENUE

The Company reports its revenue as an agent on a net basis. The following table shows the gross amount the Company received from customers and the booking costs during the years ended December 31, 2012 and 2013:

For the year ended	December 31, 2013	December 31, 2012
	$	$
Gross amount received	3,411,951	3,211,108
Costs	(3,119,619)	(2,789,318)
Revenue	292,332	421,790

9.

SEGMENTED INFORMATION

The Company currently operates in one business segment, which is the internet hotel booking service. Accordingly, the Company does not have separately reportable segments.

10.

INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

For the years ended December 31,	2013	2012
	$	$
Income (loss) before income taxes	(69,748)	79,028
Expected income tax expenses (recovery) Adjustment of prior year income tax expense Application of current year loss to prior periods Change in statutory, foreign exchange rates and other	(17,960) 20,568 16,131 5,864	20,350 - - -
Change in unrecognized deductible temporary differences	(3,239)	(7,475)
Total income tax expense	21,364	12,875

The significant components of the Company’s unrecorded deferred tax assets and liabilities are as follows:

	December 31, 2013	December 31, 2012
	$	$
Non-capital losses available for future periods	31,000	34,000
Deferred tax assets	31,000	34,000
Valuation allowance	(31,000)	(34,000)
Deferred tax assets	-	-

10.

INCOME TAXES (Continued)

The significant components of the Company’s temporary differences and unused tax losses are as follows:

	December 31, 2013	Expiry date range	December 31, 2012	Expiry date range
Temporary Differences
Non-capital losses available for future periods - USA	$ 91,000	2020-2033	$ 100,000	2020-2032

Tax attributes are subject to review, and potential adjustment, by tax authorities.

11.    SUBSEQUENT EVENTS

On February 1, 2014, the Company elected Hin Kwok Sheung and Jia Charles Yao to the board of directors.  In addition, Hin Kwok Sheung was elected to the position of chairman of the board.  Each director extended a demand loan to the Company for $200,000 with an annual interest rate of 2%.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report.  Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were not effective as of December 31, 2013.

Management’s Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

Management has evaluated the effectiveness of our internal control over financial reporting using the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The matters involving internal control over financial reporting that our management considered to be material weaknesses were:

-

Lack of segregation of duties as we have an inadequate number of personnel to properly implement control procedures.

The aforementioned material weaknesses were identified by our chief executive officer and chief financial officer in connection with the review of our consolidated financial statements as of December 31, 2013.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee, the inadequate accounting personnel results in ineffective oversight in the monitoring of required internal controls over financial reporting, which weaknesses could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and enhance our internal controls over financial reporting, the Company plans to make the necessary improvements to remediate these deficiencies.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the year ended December 31, 2013.  Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The directors and executive officers are as follows:

NAME                                AGE      POSITIONS HELD          SINCE

Robin Young                        70      President/Director           Inception to

    Present

Ben Choi                              58      Treasurer/Director           Inception to

    Present

Daniel Lo                              47      Secretary/Director           Inception to

    Present

Business Experience of Officers and Directors

Robin Young, President and Director, has been the principal of Young Engineering Corporation, an engineering consulting firm for the building industry since 1975.  He has also been the president of Landtek Properties Ltd., a development company since 1994 and Coreng Construction Corporation, a company providing project and construction management as well as general contracting from 1976 to 1990.  Mr. Young was listed in the “Who’s Who in British Columbia” and “International Who’s Who of Professionals”.  Mr. Young received a bachelor of applied science degree in civil engineering from the University of British Columbia in 1963.  He conducted his post-graduate studies both at McGill University and at Concordia University and received his master’s degree in civil and structural engineering in 1970 from Concordia University.

Ben Choi, Treasurer and Director, is a software development consultant.  From 2001 to present, Mr. Choi has been project manager of NewViews Health Care Consultants Ltd., a company which develops health care software programs. He has also been the project leader of developing Pharmacy Claims Adjudicate Software, a Health Canada, Non-Insurance Health Benefit Pilot project & Medical Transportation Software for Alberta Regional Health Department.  Mr. Choi has extensive consulting experience in the technology fields including network services, hardware and software sales and implementation. Mr. Choi received a Bachelor of Science degree from the University of Winnipeg in 1976.  In 1988, he took courses in computer programming and data processing at the University of Alberta.

Daniel Lo, Secretary and Director, has been the president of LCF Advanced Technology Ltd. which is a leading computer hardware solution company in Western Canada since 1996.  LCF is an Intel Premier Partner and Microsoft Certified partner. In 1998, Mr. Lo led LCF to become an ISO 2002 company and upgraded the company into the new ISO 2001:2000 standard in 2003.  The ISO 2001:2000 standard is an international quality management system which ensures consistency and improvement of working practices.  In 1986, Mr. Lo received his business administration degree in finance from Simon Fraser University, BC.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the registrant must file a Form 4 reporting the acquisition or disposition of registrant's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply.  Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the registrant's fiscal year.  Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder.  To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners have complied with all applicable Section 16(a) filing requirements during 2013.

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

ITEM 11.  EXECUTIVE COMPENSATION

Since inception in February 2006, we have issued 375,000 shares of the company’s securities to each of the president, secretary and treasurer as compensation for their services performed to and on behalf of the Company.  No executive compensation in cash has been made.  We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives.

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

On March 30, 2010 the Board of Directors authorized an additional 400,000 shares of common stock each to three directors.  The options expired on March 31, 2012 and had a strike of $0.01 per share.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of March 31, 2014, the number and percentage of outstanding shares of the registrant’s common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

Name of Beneficial Owners

Common Stock

       Beneficially Owned

Percentage (1)

Robin Young (2)

    3,502,150                   14.13%

426 Main Street

Suite #202

Vancouver, B.C. V6A 2T4

Ben Choi

    3,750,000                   15.13%

426 Main Street

Suite #202

Vancouver, B.C. V6A 2T4

Daniel Lo

    3,750,000                   15.13%

333 - 13988 Cambie Road

Richmond, B.C. Canada V6V 2K4

Hin Kwok Sheung

                 0

     0.00%

426 Main Street

Suite #202

Vancouver, B.C. V6A 2T4

Jia CharlesYao

                 0

     0.00%

426 Main Street

Suite #202

Vancouver, B.C. V6A 2T4

Directors and Officers,

as a group(5 persons)

  11,002,150                   44.39%

Barry Phillips

    3,750,000                   15.13%

7903 - 93a Ave.

Edmonton, Alberta T6C 1V2

Petula Wong

    3,750,000                   15.13%

Rm C 12/F 55 Tong Mi Road

Kowloon, Hong Kong

Vincent Au

    2,100,000                   8.07%

426 Main Street

Suite #202

Vancouver, B.C. V6A 2T4

 (1) Based upon 24,785,000 issued and outstanding as of March 31, 2014.

 (2) Owned by Fidelity Clearing Canada ULC, controlled by Robin Young.  Fidelity Clearing Canada ULC is located at 483 Bay Street, Suite 200, South Tower, Toronto, ON M5G 2N7.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Shareholder Advances

Advances from shareholders are for the reimbursement of expenses incurred on behalf of the company by the three principal shareholders and they bear no interest.  These notes are short term advances which are paid generally within one year.  The balance at December 31, 2013 is $62,297 and $55,694 at December 31, 2012.

Director Independence

The registrant’s board of directors consists of Robin Young, Ben Choi and Daniel Lo.  None of them is independent as such term is defined by a national securities exchange or an inter-dealer quotation system.  During the fiscal year ended December 31, 2013, there were no transactions with related persons other than as described in the section above entitled “Item 11.  Executive Compensation”.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

We incurred aggregate fees and expenses of $15,000 from Thomas J. Harris, CPA, for the 2012 fiscal year.  We have not incurred fees and expenses from Davidson & Company LLP, Chartered Accountants for the 2013 fiscal year.  Fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-K and 10-Q.

Tax Fees

We did not incur any aggregate tax fees and expenses from Thomas J. Harris, CPA for the 2012 fiscal year. We have not incurred tax fees and expenses from Davidson & Company LLP, Chartered Accountants for the 2013 fiscal year for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any audit related fees from Thomas J. Harris, CPA during the 2012 fiscal year and from Davidson & Company LLP, Chartered Accountants during the 2013 fiscal year.  The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for fiscal years 2013 and 2012 were approved by the Board of Directors pursuant to its policies and procedures.  We intend to continue using Davidson & Company LLP, Chartered Accountants solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Report of Independent Registered Public Accounting Firm

Balance Sheet:

  December 31, 2013 and 2012

Statements of Operations:

  For the years ended December 31, 2013 and 2012

Statements of Changes in Shareholders’ Equity (Deficit)

  For the years ended December 31, 2013 and 2012

Statements of Cash Flows:

  For the years ended December 31, 2013 and 2012

Notes to Financial Statements

  For the years ended December 31, 2013 and 2012

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

Dated: March 31, 2014

/s/Robin Young

By: Robin Young, President/CEO

In accordance with the requirements of the Securities Exchange Act of 1934, as amendment, this report has been signed by the following persons in the capacities and on the dates stated.

Globalink, Inc.

(Registrant)

By: /s/Robin Young                     Dated: March 31, 2014

           Robin Young

           Chief Financial Officer, Controller and Director

Director, Chief Executive Officer

(As a duly authorized officer on behalf of the registrant and as Principal Executive Officer)

By: /s/Ben Choi                           Dated: March 31, 2014

          Ben Choi

          Chief Financial Officer, Controller and Director

By: /s/Daniel Lo                          Dated: March 31, 2014

          Daniel Lo

          Director