Form 10-Q
period 2014-03-31
GLOBALINK, LTD.
filed 2014-05-16
CIK 1361540

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2014

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

May 16, 2014:

Common Stock  -  24,785,000

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2014 and the results of its operations for the three month periods ended March 31, 2014 and 2013 and its cash flows for the three month periods ended March 31, 2014 and 2013.

The quarterly financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s audited financial statements filed with Form 10-K for the years ended December 31, 2013.  The results of operations for the three month periods ended March 31, 2014 and 2013 are not necessarily indicative of operating results for the full year.

GLOBALINK, INC.

FORM 10-Q

For the quarterly period ended March 31, 2014

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults upon Senior Securities	21
Item 4. Mine Safety Disclosure	21
Item 5. Other Information	21
Item 6. Exhibits	21

SIGNATURES	22

GLOBALINK, LTD.

Condensed Consolidated Balance Sheets

 (Expressed in U.S. Dollars)

(Unaudited)

	March 31, 2014	December 31, 2013
	$	$

Assets
Current assets
Cash and cash equivalents	709,971	426,088
Accounts receivable	156,626	189,682
Other current assets (note 3)	28,862	33,296
Total current assets	895,459	649,066

Fixed assets	4,797	4,797
Goodwill	274,449	274,449
Total assets	1,174,705	928,312
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 4)	468,543	610,393
Other current liabilities (note 5)	24,739	21,549
Advances from shareholders (note 6)	474,523	72,297
Total current liabilities	967,805	704,239

Stockholders’ equity
Common shares, $0.0002 par value; Authorized - 500,000,000 shares; shares issued and outstanding – 24,785,000 (note 7)	4,957	4,957
Additional paid-in-capital	403,243	403,243
Accumulated other comprehensive loss	(9,101)	(9,303)
Deficit	(192,199)	(174,824)
Total stockholders’ equity	206,900	224,073
Total liabilities and stockholders’ equity	1,174,705	928,312

See accompanying notes to unaudited condensed financial statements.

GLOBALINK, LTD.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Expressed in U.S. Dollars)

(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	$	$

Revenue (note 8)	64,911	79,700
General and administrative expenses
Salaries and benefits	48,157	46,912
Other general and administrative expenses	34,129	28,461
Total general and administrative expenses	(82,286)	(75,373)

Net income (loss) for the period	(17,375)	4,327

Other comprehensive income (loss)
Exchange difference on translating foreign operation	202	(18,744)
Comprehensive loss	(17,173)	(14,417)
Basic and diluted weighted average number of common shares outstanding	24,785,000	24,785,000
Basic and diluted earnings (loss) per common share	(0.00)	0.00

See accompanying notes to unaudited condensed financial statements.

GLOBALINK, LTD.

Condensed Consolidated Statements of Changes in Equity

(Expressed in U.S. Dollars)

(Unaudited)

	Common shares		Additional paid-in-capital	Accumulated other comprehensive income (loss)	Deficit	Total
	#	$	$	$	$	$
December 31, 2013	24,785,000	4,957	403,243	(9,303)	(174,824)	224,073
Net loss for the period	-	-	-	-	(17,375)	(17,375)
Foreign currency translation difference	-	-	-	202	-	202
March 31, 2014	24,785,000	4,957	403,243	(9,101)	(192,199)	206,900

GLOBALINK, LTD.

Condensed Consolidated Statement of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	$	$

Cash provided by (used in):
Operating activities
Net income (loss) for the period	(17,375)	4,327
Non-cash item:
Depreciation	-	89
Changes in non-cash working capital:
Decrease in accounts receivable	26,867	7,712
Decrease in other current assets	4,434	85
Decrease in accounts payable and accrued liabilities	(122,067)	(41,011)
Increase in other current liabilities	3,190	17,523
Total cash used in operating activities	(104,951)	(11,275)
Financing activities
Advances from shareholders	402,226	382
Total cash provided by financing activities	402,226	382
Increase (decrease) in cash and cash equivalents	297,275	(10,893)
Effect of exchange rate changes on balance of cash held in foreign currencies	(13,392)	(17,455)
Cash and cash equivalents, beginning of the period	426,088	446,846
Cash and cash equivalents, end of the period	709,971	418,498
Supplemental Information on Cash Flows
Income taxes paid	-	-
Interest paid	-	-

See accompanying notes to unaudited condensed financial statements.

GLOBALINK LTD.

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(Expressed in U.S. Dollars)

(Unaudited)

1.

NATURE OF OPERATIONS

Globalink, Ltd. (the “Company”) was incorporated in the State of Nevada on February 3, 2006. The Company has focused its efforts on internet hotel booking services and has developed a proprietary online hotel booking program for connecting users with available rooms in hotels across the world. In order to gain the access to hotels, the Company acquired OneWorld Hotel Destination Service Inc. (“OneWorld” or the “Subsidiary”) in Vancouver, British Columbia, Canada on October 31, 2008. OneWorld is a hotel booking company which has established relationships with major hotel chains. Since the acquisition, OneWorld became a wholly-owned subsidiary of the Company.

2.

SIGNIFICANT ACCOUNTING POLICIES

Statement of presentation and consolidation

These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. Certain information and footnote disclosures normally present in annual financial statements have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2013 as disclosed in the Company’s  Form 10-K as filed with the Securities and Exchange Commission.

The condensed consolidated financial statements include the financial statements of the Company and its subsidiary. All inter-company transactions and balances between the Company and its subsidiary have been eliminated upon consolidation.

The Subsidiary is consolidated from the date on which control is transferred to the Company and will cease to be consolidated from the date on which control is transferred out of the Company.

Certain comparative figures have been reclassified to conform to the current period’s presentation.

Continuance of operation

These consolidated financial statements prepared in conformity with US GAAP contemplate continuation of the Company as a going concern. As of March 31, 2014, the Company has an accumulated deficit of $192,199 since inception and a working capital deficiency of $72,346. Its ability to continue as a going concern depends upon whether it develops profitable operations and continues to raise adequate financing.  However, management believes that the Company has sufficient working capital to meet its projected minimum financial obligations for the next fiscal year. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make judgements, estimates and assumptions that affect the application of accounting policies and the reported amount of assets, liabilities and provisions, income and expenses and the disclosure of contingent assets and liabilities at the date of these financial statements.  Estimates are used for, but not limited to, the selection of the useful lives of fixed assets, provision necessary for contingent liabilities, allowance for doubtful debt associated with accounts receivable, fair values, revenue recognition, and taxes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results may differ from these estimates.

Foreign currency translation

The Company’s financial information is presented in the United States dollar (“US dollar”). The functional currency of the Company is the US dollar. The functional currency of the Company’s Subsidiary is the Canadian dollar (“CAD”). Transactions by the Company’s subsidiary which are denominated in currencies other than CAD are remeasured into CAD at the exchange rate prevailing at the date of the transactions. Exchange gains and losses resulting from transactions denominated in a currency other than CAD are included in the consolidated statements of comprehensive income as exchange gain or loss. The financial statements of the Subsidiary are translated into US dollars in accordance with ASC830, “Foreign Currency Matters”. The financial information is first presented in CAD and then is translated into US dollars at period-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates in effect when the capital transactions occurred.

Cash and cash equivalents

Cash and cash equivalents include cash, money market investments and guaranteed investment certificates (GICs) with terms of 1 year or less.  These investments are redeemable at any time at the option of the Company without penalty.

Accounts receivable

Trade receivables are carried at the original invoice amount. Accounts receivable are written off to bad debt expense using the direct write-off method. Receivables past due for more than 120 days are considered delinquent. Management determines uncollectible accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions and by using historical experience applied to an aging of accounts. Recoveries of trade receivables previously written off are recorded when received.

Fixed assets

Fixed assets are recorded at cost less accumulated depreciation. Depreciation is computed using the declining balance method, other than leasehold improvements which is computed using the straight-line method over the lease term. Estimated rates of depreciation are as follows:

Computer equipment

30% declining balance

Computer equipment

45% declining balance

Furniture

20% declining balance

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

As at March 31, 2014, the Company’s financial instruments comprised cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, other current liabilities and advances from shareholders. With the exception of cash and cash equivalents, all financial instruments held by the Company are measured at amortized cost.  The fair values of these financial instruments approximate their carrying value due to their short-term maturities.  Cash and cash equivalents are measured at Level 1 of the fair value hierarchy.

Goodwill

The Company recognizes goodwill in accordance with ASC805 “Business Combination”. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, if any. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit's goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is indicated. The Company concluded that there were no indicators of impairment with respect to the Company's goodwill as of March 31, 2104 or December 31, 2013.

Impairment Reviews for Long-Lived Assets

Long-lived assets such as fixed asets and goodwill are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  The Company did not recognize any impairment losses for any periods presented.

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

Income Taxes

The Company accounts for income taxes following the asset and liability method in accordance with the ASC 740 “Income Taxes.” Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company applies the accounting guidance issued to address the accounting for uncertain tax positions. This guidance clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements as well as provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that the asset is expected to be recovered or the liability settled.

Earnings (Loss) per Common Share

Basic earnings (loss) per share is determined by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is determined by dividing earnings (loss) by the diluted weighted average shares outstanding. Diluted weighted average number of shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as stock options and warrants calculated using the treasury stock method. In periods with reported net operating losses, all common stock options and warrants are deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This guidance also changes an entity’s requirements when presenting, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation. A discontinued operation may include a component of an entity, or a business or nonprofit activity. The guidance is effective interim and annual reporting periods beginning after December 15, 2014. The adoption of the new requirements is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the Company.

3.

OTHER CURRENT ASSETS

The items comprising the Company’s other current assets are summarized below:

	March 31, 2014	December 31, 2013
	$	$
Deposits to hotels	24,893	24,476
Other deposits to suppliers	3,969	4,038
Credit card receivable	-	4,782
Total other current assets	28,862	33,296

4.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities mainly consist of trade payables to hotels and travel service suppliers.

5.

OTHER CURRENT LIABILITIES

The items comprising the Company’s other current liabilities are summarized below:

	March 31, 2014	December 31, 2013
	$	$
Unearned revenue Corporate taxes payable	13,232 9,525	9,687 9,852
Sales tax refundable	1,982	2,010
Total other current liabilities	24,739	21,549

6.

ADVANCES FROM SHAREHOLDERS

Advances from shareholders consist of $10,000 (December 31, 2013 - $10,000) of share subscription received from an investor in fiscal 2012 and $64,523 (December 31, 2103 - $62,297) of cash contributed by three directors of the Company or expenses paid by them on behalf of the Company. These advances have no fixed term of repayment and bear no interest.

On February 1, 2014, the Company elected Hin Kwok Sheung and Jia Charles Yao to the board of directors.  In addition, Hin Kwok Sheung was elected to the position of chairman of the board.  Each director extended a demand loan to the Company for $200,000 with an annual interest rate of 2%.

7.

SHAREHOLDERS’ EQUITY

Capital stock

Authorized

- 500,000,000 of common voting shares with $0.0002 par value.

Issued and outstanding

As of March 31, 2014 and December 31, 2013, the Company has 24,785,000 shares issued and outstanding. There were no share issuances during the three months ended March 31, 2014.

The Company has no options or warrants outstanding as of March 31, 2014 and December 31, 2013. There were no option or warrant transactions during the three months ended March 31, 2014.

8.

REVENUE

The Company reports its revenue as an agent on a net basis. The following table shows the gross amount the Company received from customers and the booking costs during the three months ended March 31, 2014 and 2013:

For the three months ended	March 31, 2014	March 31, 2013
	$	$
Gross amount received	524,539	631,488
Costs	459,628	551,788
Revenue	64,911	79,700

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

For the three months ended March 31, 2014, we received $402,226 from an increase in advances from shareholders, resulting in net cash flows from financing activities of $402,226 for the period.

For the three months ended March 31, 2013, we received $382 from an increase in advances from shareholders, resulting in net cash flows from financing activities of $382 for the period.

For the three months ended March 31, 2014 and 2013, we did not pursue any investing activities.

Results of Operations

For the three months ended March 31, 2014, we earned revenues of $64,911.  We paid salaries and benefits of $48,157 and other general and administrative expenses of $34,129.  We also had a gain $202 on the exchange difference on translating foreign operation.  As a result, we had a comprehensive loss of $17,173 for the three months ended March 31, 2014.

Comparatively, for the three months ended March 31, 2013, we earned revenues of $79,700.  We paid salaries and benefits of $46,912 and other general and administrative expenses of $28,461.  We had a loss of $18,744 due to the exchange difference on translating foreign operations.  As a result, we had a comprehensive loss of $14,417 for the three months ended March 31, 2013.

The $2756 decrease in comprehensive loss between the three months ended March 31, 2014 and 2013 is due to decreased revenues and increased general and administrative expenses.  We earned 18.6% fewer revenues and total general and administrative expenses increased by 8.4%.  The primary mitigating factor that prevented our compared comprehensive loss from being greater was that we received $202 from the exchange difference on translating foreign operation during the three months ended March 31, 2014, while we had a loss of $18,744 during the three months ended March 31, 2013.  As a result of this, we only had a 16% decrease in our comprehensive loss for the three months ended March 31, 2014.

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

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements as of March 31, 2014.

Contractual Obligations

The Company has no material contractual obligations.

New Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report.  Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were not effective as of March 31, 2014.

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

The aforementioned material weaknesses were identified by our chief executive officer and chief financial officer in connection with the review of our consolidated financial statements as of March 31, 2014.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2014.  Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:  May 16, 2014

GLOBALINK, LTD.

By: /s/Robin Young

Robin Young

Chief Executive Officer

By:  /s/Ben Choi

Ben Choi

Chief Financial Officer