Form 10-Q
period 2014-06-30
GLOBALINK, LTD.
filed 2014-08-14
CIK 1361540

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2014

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

August 14, 2014:

Common Stock  -  36,985,000

As used herein, the terms “Company,” “we,” “our,” “us,” “it,” and “its” refer to Globalink, Ltd., a Nevada corporation and its wholly owned subsidiaries, unless otherwise indicated.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2014 and the results of its operations for the three and six month periods ended June 30, 2014 and 2013 and its cash flows for the six month periods ended June 30, 2014 and 2013.

The quarterly financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s audited financial statements filed with Form 10-K for the years ended December 31, 2013.  The results of operations for the three and six month periods ended June 30, 2014 and 2013 are not necessarily indicative of operating results for the full year.

GLOBALINK, INC.

FORM 10-Q

For the quarterly period ended June 30, 2014

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults upon Senior Securities	23
Item 4. Mine Safety Disclosure	23
Item 5. Other Information	23
Item 6. Exhibits	23

SIGNATURES	24

GLOBALINK, LTD.

Condensed Consolidated Balance Sheets

 (Expressed in U.S. Dollars)

(Unaudited)

	June 30, 2014	December 31, 2013
	$	$

Assets
Current assets
Cash and cash equivalents	1,157,631	426,088
Accounts receivable	289,726	189,682
Other current assets (note 3)	39,842	33,296
Total current assets	1,487,199	649,066

Fixed assets	4,942	4,797
Goodwill	274,449	274,449
Total assets	1,766,590	928,312
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 4)	748,707	610,393
Other current liabilities (note 5)	47,519	21,549
Advances from shareholders (note 6)	65,026	72,297
Total current liabilities	861,252	704,239

Stockholders’ equity
Common shares, $0.0002 par value; Authorized - 500,000,000 shares; shares issued and outstanding – 36,985,000 (note 7)	7,397	4,957
Additional paid-in-capital	1,110,803	403,243
Accumulated other comprehensive loss	(8,807)	(9,303)
Deficit	(204,055)	(174,824)
Total stockholders’ equity	905,338	224,073
Total liabilities and stockholders’ equity	1,766,590	928,312

See accompanying notes to unaudited condensed financial statements.

GLOBALINK, LTD.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
	$	$	$	$

Revenue (note 8)	107,627	47,750	172,538	127,450
General and administrative expenses
Salaries and benefits	67,460	46,288	115,617	93,200
Other general and administrative expenses	52,023	36,472	86,152	65,755
Total general and administrative expenses	(119,483)	(82,760)	(201,769)	(158,955)

Net loss for the period	(11,856)	(35,010)	(29,231)	(31,505)

Other comprehensive income (loss)
Exchange difference on translating foreign operations	294	23,078	496	4,334
Comprehensive loss	(11,562)	(11,932)	(28,735)	(27,171)
Basic and diluted weighted average number of common shares outstanding	26,661,923	24,785,000	25,728,646	24,785,000
Basic and diluted earnings (loss) per common share	(0.00)	(0.00)	(0.00)	(0.00)

See accompanying notes to unaudited condensed financial statements.

GLOBALINK, LTD.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Expressed in U.S. Dollars)

(Unaudited)

	Common shares		Additional paid-in-capital	Accumulated other comprehensive income (loss)	Deficit	Total
	#	$	$	$	$	$
December 31, 2013	24,785,000	4,957	403,243	(9,303)	(174,824)	224,073
Net loss for the period	-	-	-	-	(29,231)	(29,231)
Private placement	12,200,000	2,440	707,560	-	-	710,000
Foreign currency translation difference	-	-	-	496	-	496
June 30, 2014	36,985,000	7,397	1,110,803	(8,807)	(204,055)	905,338

See accompanying notes to unaudited condensed financial statements.

GLOBALINK, LTD.

Condensed Consolidated Statement of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
	$	$

Cash provided by (used in):
Operating activities
Net loss for the period	(29,231)	(31,505)
Non-cash item:
Depreciation	-	215
Changes in non-cash working capital:
Decrease (increase) in accounts receivable	(96,930)	50,952
Decrease (increase) in other current assets	(6,546)	211
Increase (decrease) in accounts payable and accrued liabilities	132,823	(21,896)
Increase in other current liabilities	25,970	4,197
Total cash provided by operating activities	26,086	2,174
Investing activities
Purchase of computer equipment	(145)	-
Total cash used in investing activities	(145)	-
Financing activities
Proceeds from share issuance	700,000	-
Advances from shareholders	2,729	15,770
Total cash provided by financing activities	702,729	15,770
Increase in cash and cash equivalents	728,670	17,944
Effect of exchange rate changes on balance of cash held in foreign currencies	2,873	(17,694)
Cash and cash equivalents, beginning of the period	426,088	446,846
Cash and cash equivalents, end of the period	1,157,631	447,096
Supplemental Information on Cash Flows
Income taxes paid	-	-
Interest paid	-	-

See accompanying notes to unaudited condensed financial statements.

GLOBALINK LTD.

Notes to Condensed Consolidated Financial Statements

For the six months ended June 30, 2014

(Expressed in U.S. Dollars)

(Unaudited)

1.

NATURE OF OPERATIONS

Globalink, Ltd. (the “Company”) was incorporated in the State of Nevada on February 3, 2006. The Company has focused its efforts on internet hotel booking services and has developed a proprietary online hotel booking program for connecting users with available rooms in hotels across the world. In order to gain the access to hotels, the Company acquired OneWorld Hotel Destination Service Inc. (“OneWorld”) in Vancouver, British Columbia, Canada on October 31, 2008. OneWorld is a hotel booking company which has established relationships with major hotel chains. Since the acquisition, OneWorld became a wholly-owned subsidiary of the Company.

On May 4, 2014, the Company entered into a joint venture agreement (the “Agreement”) with Shizhen Bio-Technology Co., Ltd. (“Shizhen Biotech”) in Jiangsu Province, China. Subsequently on May 22, 2014, Globalink (Xuzhou) Bio-Technology Co., Ltd. (the “JV”) was incorporated in Jiangsu Province, China pursuant to the Agreement. The JV has total registered capital of $10,000,000, whereby the Company will invest $8,000,000 to earn an 80% interest of the JV and Shizhen Biotech will invest $2,000,000 to earn the remaining 20%. 15% of the total $10,000,000 investment should be paid up within three months after the incorporation of the JV, with the balance being paid up in the following two years. The JV will be involved in the business of biological science and technology research, biological technology popularization service, and fruit and vegetable distribution. Currently, the JV focuses on developing health supplement products from the extract of gingko leaves. There is no transaction incurred in the JV from its incorporation to the period ended June 30, 2014.

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

Continuance of operations

These consolidated financial statements prepared in conformity with US GAAP contemplate continuation of the Company as a going concern. As of June 30, 2014, the Company has an accumulated deficit of $204,055 since inception. Its ability to continue as a going concern depends upon whether it develops profitable operations and continues to raise adequate financing.  However, management believes that the Company has sufficient working capital to meet its projected minimum financial obligations for the next fiscal year. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make judgments, estimates and assumptions that affect the application of accounting policies and the reported amount of assets, liabilities and provisions, income and expenses and the disclosure of contingent assets and liabilities at the date of these financial statements.  Estimates are used for, but not limited to, the selection of the useful lives of fixed assets, provision necessary for contingent liabilities, allowance for doubtful debt associated with accounts receivable, fair values, revenue recognition, and taxes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results may differ from these estimates.

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

Exchange gains and losses resulting from transactions denominated in a currency other than CAD are included in the consolidated statements of loss and comprehensive loss as exchange gain or loss. The financial statements of the subsidiary are translated into US dollars in accordance with ASC 830, “Foreign Currency Matters”. The financial information is first presented in CAD and then is translated into US dollars at period-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates in effect when the capital transactions occurred.

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

As at June 30, 2014, the Company’s financial instruments comprised cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, other current liabilities and advances from shareholders. With the exception of cash and cash equivalents, all financial instruments held by the Company are measured at amortized cost.  The fair values of these financial instruments approximate their carrying value due to their short-term maturities. Cash and cash equivalents are measured at level 1 of the fair value hierarchy.

Goodwill

The Company recognizes goodwill in accordance with ASC 805 “Business Combination”. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, if any. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit's goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is indicated. The Company concluded that there were no indicators of impairment with respect to the Company's goodwill as of June 30, 2014 or December 31, 2013.

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

In May 2014, the FASB issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. This guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The new standard is effective for fiscal years, and interim periods within those years, beginning after

December 15, 2016. Early application is prohibited. The standard permits the use of either the retrospective or cumulative effect transition method. This guidance will be applicable to the Company at the beginning of its first quarter of fiscal year 2018. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this new standard.

3.

OTHER CURRENT ASSETS

The items comprising the Company’s other current assets are summarized below:

	June 30, 2014	December 31, 2013
	$	$
Deposits to hotels	26,623	24,476
Other deposits to suppliers	3,339	4,038
Credit card receivable	9,880	4,782
Total other current assets	39,842	33,296

4.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities mainly consist of trade payables to hotels and travel service suppliers.

5.

OTHER CURRENT LIABILITIES

The items comprising the Company’s other current liabilities are summarized below:

	June 30, 2014	December 31, 2013
	$	$
Unearned revenue Corporate taxes payable	30,644 9,875	9,687 9,852
Sales tax refundable	7,000	2,010
Total other current liabilities	47,519	21,549

6.

ADVANCES FROM SHAREHOLDERS

Advances from shareholders consist of $65,026 (December 31, 2103 - $72,297) of cash contributed by three directors of the Company or expenses paid by them on behalf of the Company. These advances have no fixed term of repayment and bear no interest.

7.

STOCKHOLDERS’ EQUITY

Capital stock

Authorized

- 500,000,000 of common voting shares with a par value of $0.0002 per share.

Issued and outstanding

As of June 30, 2014, the Company has 36,985,000 shares (December 31, 2013 – 36,985,000) issued and outstanding.

In June 2014, the Company issued 12,000,000 common shares to two new directors for their advances of $700,000 to the Company during the six months ended June 30, 2014. The Company also issued 200,000 common shares to an arm’s length party for $10,000 of share subscription advance received during the year ended December 31, 2012. These shares were issued under the private placement exemption granted by Section 4(a)(2) of the Securities Act.

The Company has no options or warrants outstanding as of June 30, 2014 and December 31, 2013. There were no option or warrant transactions during the six months ended June 30, 2014.

8.

REVENUE

The Company reports its revenue as an agent on a net basis. The following table shows the gross amount the Company received from customers and the booking costs during the six months ended June 30, 2014 and 2013:

For the six months ended	June 30, 2014	June 30, 2013
	$	$
Gross amount received	1,256,995	1,382,130
Costs	(1,084,457)	(1,254,680)
Revenue	172,538	127,450

9.

SEGMENTED INFORMATION

The Company currently operates in one business segment, which is the internet hotel booking service. Accordingly, the Company does not have separately reportable segments.

10.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the six months ended June 30, 2014, the Company issued 200,000 common shares to an arm’s length party for $10,000 share subscription advance received during the year ended December 31, 2012.

There were no significant non-cash transaction during the six months ended June 30, 2013.

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

For the six months ended June 30, 2014, the Company had a net loss of $29,231.  We had an increase in accounts receivable of $100,044 and an increase in other current assets of $6,546.  We also had an increase in accounts payable and accrued liabilities of $138,314 and an increase in other current liabilities of $25,970.  As a result, we had net cash provided by operating activities of $26,086 for the six months ended June 30, 2014.

For the six months ended June 30, 2013, the Company had a net loss of $31,505.  We had an adjustment of $215 for depreciation.  We had a decrease in accounts receivable of $50,952 and a decrease in other current assets of $211.  We had a decrease in accounts payable and accrued liabilities of $21,896 and an increase in other current liabilities of $4,197.  As a result, we had net cash provided by operating activities of $2,174 for the six months ended June 30, 2013.

For the six months ended June 30, 2014, we spent $145 on the purchase of computer equipment, resulting in net cash used in investing activities of $145 for the period.  For the six months ended June 30, 2013, we did not pursue any investing activities.

For the six months ended June 30, 2014, we received $700,000 from the proceeds from the issuance of shares and received $2,729 from advances from shareholders.  As a result, we had net cash provided by financing activities of $702,729 for the six months ended June 30, 2014.

For the six months ended June 30, 2013, we received $15,770 from advances from shareholders.  As a result, we had net cash provided by financing activities of $15,770 for the six months ended June 30, 2013.

Results of Operations

For the three months ended June 30, 2014, we recorded revenues of $107,627.  We paid or accrued $67,460 on salaries and benefits and $52,023 on other general and administrative expenses.  As a result, we had a net loss of $11,856 for the three months ended June 30, 2014.  In addition, we recognized $294 from the exchange difference on translating foreign operations, resulting in a comprehensive loss of $11,562 for the period.

Comparatively, for the three months ended June 30, 2013, we recorded revenues of $47,750.  We paid or accrued salaries and benefits of $46,288 and $36,472 on other general and administrative expenses.  As a result, we had a net loss of $35,010 for the three months ended June 30, 2013.  In addition, we recognized $23,078 from the exchange difference on translating foreign operations, resulting in a comprehensive loss of $11,932 for the period.

The $23,154 decrease in net loss between the three months ended June 30, 2014 and 2013 is due to increased revenues received during the three months ended June 30, 2014.  We earned 55.6% more revenues.  We paid 31.4% more in salaries and benefits and 30% more in other general and administrative expenses during the three months ended June 30, 2014.  Even with this increase in general and administrative expenses, our increase in revenues results in us earning more in total during 2014.  However, our comprehensive loss decreased by 3.1% due to the greatly reduced exchange difference on translating foreign operations for the three months ended June 30, 2014.

For the six months ended June 30, 2014, we recorded revenues of $172,538.  We paid or accrued salaries and benefits of $115,617 and other general and administrative expenses of $86,152.  As a result, we had a net loss of $29,231 for the six months ended June 30, 2014.  In addition, we recognized $496 from the exchange difference on translating foreign operations, resulting in a comprehensive loss of $28,735 for the period.

Comparatively, for the six months ended June 30, 2013, we recorded revenues of $127,450.  We paid or accrued salaries and benefits of $93,200 and other general and administrative expenses of $65,755.  As a result, we had a net loss of $31,505 for the six months ended June 30, 2013.  In addition, we recognized $4,334 from the exchange difference on translating foreign operations, resulting in a comprehensive loss of $27,171 for the period.

The $2,274 decrease in net loss between the six months ended June 30, 2014 and 2013 is due to the increased revenues not fully compensating for the increased general and administrative expenses.  Our revenues increased by $45,088, or 26.1%, while our salaries and benefits increased by $22,417, or 19.4% and our other general and administrative expenses increased by $20,397, or 23.7%.  However, our comprehensive loss increased by $1,564 due to reduced exchange difference on translating foreign operations for the six months ended June 30, 2014.

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

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements as of June 30, 2014.

Contractual Obligations

On May 4, 2014, the Company entered into a joint venture agreement (the “Agreement”) with Shizhen Bio-Technology Co., Ltd. (“Shizhen Biotech”) in Jiangsu Province, China. Subsequently on May 22, 2014, Globalink (Xuzhou) Bio-Technology Co., Ltd. (the “JV”) was incorporated in Jiangsu Province, China pursuant to the Agreement. The JV has total registered capital of $10,000,000, whereby the Company will invest $8,000,000 to earn an 80% interest of the JV and Shizhen Biotech will invest $2,000,000 to earn the remaining 20%. 15% of the total $10,000,000 investment should be paid up within three months after the incorporation of the JV, with the balance being paid up in the following two years. The JV will be involved in the business of biological science and technology research, biological technology popularization service, and fruit and vegetable distribution. Currently, the JV focuses on developing health supplement products from the extract of gingko leaves. No transactions have incurred in the JV from its incorporation to the period ended June 30, 2014.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report.  Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were not effective as of June 30, 2014.

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

The aforementioned material weaknesses were identified by our chief executive officer and chief financial officer in connection with the review of our consolidated financial statements as of June 30, 2014.

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

This quarterly report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2014.  Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2014, the Company issued 12,000,000 common shares to two new directors for their advances of $700,000 to the Company during the six months ended June 30, 2014. The Company also issued 200,000 common shares to an arm’s length party for $10,000 of share subscription advance received during the year ended December 31, 2012. These shares were issued under the private placement exemption granted by Section 4(a)(2) of the Securities Act.

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

Dated:  August 14, 2014

GLOBALINK, LTD.

By: /s/Hin Kwok Sheung

Hin Kwok Sheung

Chief Executive Officer

By:  /s/Ben Choi

Ben Choi

Chief Financial Officer