Form 10-Q
period 2014-09-30
GLOBALINK, LTD.
filed 2014-11-14
CIK 1361540

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2014

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number  333-133961

Globalink, Ltd.

 (Exact name of registrant as specified in its charter)

Nevada	06-1812762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

#210-4751 Garden City Road Richmond, BC	V6X 3M7
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

November 14, 2014:

Common Stock  -  38,485,000

As used herein, the terms “Company,” “we,” “our,” “us,” “it,” and “its” refer to Globalink, Ltd., a Nevada corporation and its wholly owned subsidiaries, unless otherwise indicated.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2014 and the results of its operations for the three and nine month periods ended September 30, 2014 and 2013 and its cash flows for the nine month periods ended September 30, 2014 and 2013.

The quarterly financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s audited financial statements filed with Form 10-K for the years ended December 31, 2013.  The results of operations for the three and nine month periods ended September 30, 2014 and 2013 are not necessarily indicative of operating results for the full year.

GLOBALINK, INC.

FORM 10-Q

For the quarterly period ended September 30, 2014

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults upon Senior Securities	23
Item 4. Mine Safety Disclosure	23
Item 5. Other Information	23
Item 6. Exhibits	23

SIGNATURES	24

GLOBALINK, LTD.

Condensed Consolidated Balance Sheets

 (Expressed in U.S. Dollars)

(Unaudited)

	September 30, 2014	December 31, 2013
	$	$

Assets
Current assets
Cash and cash equivalents	1,289,014	426,088
Accounts receivable	246,631	189,682
Other current assets (note 3)	29,916	33,296
Total current assets	1,565,561	649,066

Fixed assets	6,297	4,797
Goodwill	274,449	274,449
Total assets	1,846,307	928,312
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 4)	624,763	610,393
Other current liabilities (note 5)	27,766	21,549
Advances from shareholders (note 6)	30,651	72,297
Total current liabilities	683,180	704,239

Stockholders’ equity
Common shares, $0.0002 par value; Authorized - 500,000,000 common shares; shares issued and outstanding – 38,485,000 at September 30, 2014 and 24,785,000 at December 31, 2013 (note 7)	7,697	4,957
Additional paid-in-capital	1,260,503	403,243
Share subscription received in advance	100,000	-
Accumulated other comprehensive loss	(9,378)	(9,303)
Deficit	(195,695)	(174,824)
Total stockholders’ equity	1,163,127	224,073
Total liabilities and stockholders’ equity	1,846,307	928,312

See accompanying notes to unaudited condensed financial statements.

GLOBALINK, LTD.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
	$	$	$	$

Revenue (note 8)	97,008	165,032	269,546	292,482
General and administrative expenses
Salaries and benefits	66,596	71,337	182,213	164,537
Other general and administrative expenses	22,052	33,693	108,204	99,448
Total general and administrative expenses	(88,648)	(105,030)	(290,417)	(263,985)

Net income (loss) for the period	8,360	60,002	(20,871)	28,497

Other comprehensive income (loss)
Exchange difference on translating foreign operations	(571)	6,336	(75)	10,670
Comprehensive income (loss)	7,789	66,338	(20,946)	39,167
Basic and diluted weighted average number of common shares outstanding	37,767,609	24,851,667	29,785,733	24,851,667
Basic and diluted earnings (loss) per common share	0.00	0.00	(0.00)	0.00

See accompanying notes to unaudited condensed financial statements.

GLOBALINK, LTD.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Expressed in U.S. Dollars)

(Unaudited)

	Common shares		Additional paid-in-capital	Share subscription received in advance	Accumulated other comprehensive income (loss)	Deficit	Total
	#	$	$	$	$	$	$
December 31, 2013	24,785,000	4,957	403,243	-	(9,303)	(174,824)	224,073
Net loss for the period	-	-	-	-	-	(20,871)	(20,871)
Private placement	13,700,000	2,740	857,260	-	-	-	860,000
Share subscription received in advance	-	-	-	100,000	-	-	100,000
Foreign currency translation difference	-	-	-	-	(75)	-	(75)
September 30, 2014	38,485,000	7,697	1,260,503	100,000	(9,378)	(195,695)	1,163,127

See accompanying notes to unaudited condensed financial statements.

GLOBALINK, LTD.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	$	$

Cash provided by (used in):
Operating activities
Net income (loss) for the period	(20,871)	28,497
Changes in non-cash working capital:
Increase in accounts receivable	(65,944)	(128,601)
Decrease (increase) in other current assets	3,380	(21)
Increase in accounts payable and accrued liabilities	40,286	360,706
Increase (decrease) in other current liabilities	6,217	(14,379)
Total cash provided by (used in) operating activities	(36,932)	246,202
Investing activities
Purchase of fixed assets	(1,500)	-
Total cash used in investing activities	(1,500)	-
Financing activities
Proceeds from share issuance	850,000	-
Share subscription received in advance	100,000	-
Advances from shareholders	(31,646)	18,179
Total cash provided by financing activities	918,354	18,179
Increase in cash and cash equivalents	879,922	264,381
Effect of exchange rate changes on balance of cash held in foreign currencies	(16,996)	(2,980)
Cash and cash equivalents, beginning of the period	426,088	446,846
Cash and cash equivalents, end of the period	1,289,014	708,247
Supplemental Information on Cash Flows
Income taxes paid	10,972	-
Interest paid	-	-

See accompanying notes to unaudited condensed financial statements.

GLOBALINK LTD.

Notes to Condensed Consolidated Financial Statements

For the nine months ended September 30, 2014

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

On May 4, 2014, the Company entered into a joint venture agreement (the “Agreement”) with Shizhen Bio-Technology Co., Ltd. (“Shizhen Biotech”) in Jiangsu Province, China. Subsequently on May 22, 2014, Globalink (Xuzhou) Bio-Technology Co., Ltd. (the “JV”) was incorporated in Jiangsu Province, China pursuant to the Agreement. The JV has total registered capital of $10,000,000, whereby the Company will invest $8,000,000 to earn an 80% interest of the JV and Shizhen Biotech will invest $2,000,000 to earn the remaining 20%. 15% of the total $10,000,000 investment should be paid up within three months after the incorporation of the JV, with the balance being paid up in the following two years. The JV will be involved in the business of biological science and technology research, biological technology popularization service, and fruit and vegetable distribution. Currently, the JV focuses on developing health supplement products from the extract of gingko leaves. There were no transactions incurred in the JV from its incorporation to the period ended September 30, 2014.

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

Continuance of operations

These consolidated financial statements prepared in conformity with US GAAP contemplate continuation of the Company as a going concern. As of September 30, 2014, the Company has an accumulated deficit of $195,695 since inception. Its ability to continue as a going concern depends upon whether it develops profitable operations and continues to raise adequate financing.  However, management believes that the Company has sufficient working capital to meet its projected minimum financial obligations for the next fiscal year. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Computer equipment

30% - 45% declining balance

Furniture

20% declining balance

Leasehold improvements

5 years, straight-line

Fair Value

The Company measures fair values in accordance with accounting guidance that defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance also discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

As at September 30, 2014, the Company’s financial instruments comprised cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, other current liabilities and advances from shareholders. With the exception of cash and cash equivalents, all financial instruments held by the Company are measured at amortized cost.  The fair values of these financial instruments approximate their carrying value due to their short-term maturities. Cash and cash equivalents are measured at level 1 of the fair value hierarchy.

Goodwill

The Company recognizes goodwill in accordance with ASC 805 “Business Combination”. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, if any. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit's goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is indicated. The Company concluded that there were no indicators of impairment with respect to the Company's goodwill as of September 30, 2014 or December 31, 2013.

Impairment Reviews for Long-Lived Assets

Long-lived assets such as fixed assets and goodwill are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  The Company did not recognize any impairment losses for any periods presented.

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

Earnings (Loss) per Common Share

Basic earnings (loss) per share is determined by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is determined by dividing earnings (loss) by the diluted weighted average number of common shares outstanding. Diluted weighted average number of shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as stock options and warrants calculated using the treasury stock method. In periods with reported net operating losses, all common stock options and warrants are deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This guidance also changes an entity’s requirements when presenting, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation. A discontinued operation may include a component of an entity, or a business or non-profit activity. The guidance is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of the new requirements is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the Company.

In May 2014, the FASB issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. This guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early application is prohibited. The standard permits the use of either the retrospective or cumulative effect transition method. This guidance will be applicable to the Company at the beginning of its first quarter of fiscal year 2017. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessment of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. The requirement is effective for annual periods ending after December 15, 2016, and interim periods thereafter, early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

3.

OTHER CURRENT ASSETS

The items comprising the Company’s other current assets are summarized below:

	September 30, 2014	December 31, 2013
	$	$
Deposits to hotels	27,555	24,476
Other deposits to suppliers	2,361	4,038
Credit card receivable	-	4,782
Total other current assets	29,916	33,296

4.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities mainly consist of trade payables to hotels and travel service suppliers.

5.

OTHER CURRENT LIABILITIES

The items comprising the Company’s other current liabilities are summarized below:

	September 30, 2014	December 31, 2013
	$	$
Unearned revenue Corporate taxes payable	18,320 -	9,687 9,852
Sales tax refundable	9,446	2,010
Total other current liabilities	27,766	21,549

6.

ADVANCES FROM SHAREHOLDERS

Advances from shareholders consist of $30,651 (December 31, 2103 - $72,297) of cash contributed by three directors of the Company or expenses paid by them on behalf of the Company. These advances have no fixed term of repayment and bear no interest.

7.

STOCKHOLDERS’ EQUITY

Capital stock

Authorized

- 500,000,000 of common voting shares with a par value of $0.0002 per share.

Issued and outstanding

As of September 30, 2014, the Company has 38,485,000 shares (December 31, 2013 – 24,785,000) issued and outstanding.

In June 2014, the Company issued 12,000,000 restricted common shares to two new directors for their advances of $700,000 to the Company during the six months ended June 30, 2014. The Company also issued 200,000 common shares to an arm’s length party for $10,000 of share subscriptions received during the year ended December 31, 2012. These shares were issued under the private placement exemption granted by Section 4(a)(2) of the Securities Act.

In August 2014, the Company issued 1,500,000 common shares to an arm’s length party for total proceeds of $150,000. These shares were issued under the private placement exemption granted by Section 4(a)(2) of the Securities Act.

The Company has no options or warrants outstanding as of September 30, 2014 or December 31, 2013. There were no option or warrant transactions during the nine months ended September 30, 2014.

8.

REVENUE

The Company reports its revenue as an agent on a net basis. The following table shows the gross amount the Company received from customers and the booking costs during the nine months ended September 30, 2014 and 2013:

For the nine months ended	September 30, 2014	September 30, 2013
	$	$
Gross amount received	2,493,682	3,002,100
Costs	(2,224,136)	(2,709,618)
Revenue	269,546	292,482

9.

SEGMENTED INFORMATION

The Company currently operates in one business segment, which is the internet hotel booking service. Accordingly, the Company does not have separately reportable segments.

10.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the nine months ended September 30, 2014, the Company issued 200,000 common shares to an arm’s length party for $10,000 share subscription advance received during the year ended December 31, 2012.

There were no significant non-cash transaction during the nine months ended September 30, 2013.

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

   - Our ability to attract customers to use our web site and maintain user satisfaction;

   - Our ability to attract hotel suppliers to provide their hotel rooms in our web site;

   - Our ability to hire and train qualified personnel;

   - Our ability to resolve any technical difficulties and system downtime or Internet disconnection;

   - Governmental regulations on use of the Internet as a tool to conduct business transaction.

   - Change of customer’s acceptance to use the Internet to book hotel rooms.

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

Capital and Sources of Liquidity

Prior to the acquisition of OneWorld, all of Globalink’s operating capital had either been advanced by current shareholders or from proceeds for the issuance of common shares.

For the nine months ended September 30, 2014, the Company had a net loss of $20,871.  We had an increase in accounts receivable of $65,944 and a decrease in other current assets of $3,380.  We also had an increase in accounts payable and accrued liabilities of $40,286 and an increase in other current liabilities of $6,217.  As a result, we had total cash used in operating activities of $36,932 for the nine months ended September 30, 2014.

For the nine months ended September 30, 2013, the Company had net income of $28,497.  We had an increase in accounts receivable of $128,601 and an increase in other current assets of $21.  We had an increase in accounts payable and accrued liabilities of $360,706 and a decrease in other current liabilities of $14,379.  As a result, we had total cash provided by operating activities of $246,202 for the nine months ended September 30, 2013.

For the nine months ended September 30, 2014, we spent $1,500 on the purchase of fixed assets, resulting in total cash used in investing activities of $1,500 for the period.  For the nine months ended September 30, 2013, we did not pursue any investing activities.

For the nine months ended September 30, 2014, we received $850,000 as proceeds from the issuance of shares.  We received $100,000 from share subscriptions received in advance, and spent $31,646 on the repayment of advances from shareholders.  As a result, we had total cash provided by financing activities of $918,354 for the nine months ended September 30, 2014.

For the nine months ended September 30, 2013, we received advances from shareholders of $18,179.  As a result, we had total cash provided by financing activities of $18,179 for the period.

Results of Operations

For the three months ended September 30, 2014, we earned revenues of $97,008.  We paid salaries and benefits of $66,596 and other general and administrative expenses of $22,052.  As a result, we had a net income of $8,360 for the period.  There was a loss of $571 due to the exchange difference on translating foreign operations.  As a result, we had a comprehensive income of $7,789 for the nine months ended September 30, 2014.

In comparison, for the three months ended September 30, 2013, we earned revenues of $165,032.  We paid salaries and benefits of $71,337 and other general and administrative expenses of $33,693.  As a result, we had a net income of $60,002 for the period.  We had other comprehensive income of $6,336 due to the exchange difference on translating foreign operations.  As a result, we had comprehensive income of $66,338 for the three months ended September 30, 2013.

The $51,642 decrease in net income between the three months ended September 30, 2014 and 2013 is due to decreased revenues received during the three months ended September 30, 2014.  We earned 41.2% fewer revenues.  We paid 6.6% less in salaries and benefits and 34.5% less in other general and administrative expenses during the three months ended September 30, 2014.  Even with this decrease in general and administrative expenses, our decrease in revenues resulted in us earning less in total during 2014.  However, our comprehensive loss decreased by 88.3% due to the greatly reduced exchange difference on translating foreign operations for the three months ended September 30, 2014.

For the nine months ended September 30, 2014, we earned revenues of $269,546.  We paid salaries and benefits of $182,213 and other general and administrative expenses of $108,204.  As a result, we had a net loss of $20,871 for the period.  We had other comprehensive losses of $75 due to the exchange difference on translating foreign operations.  As a result, we had a comprehensive loss of $20,946 for the nine months ended September 30, 2014.

Comparatively, for the nine months ended September 30, 2013, we earned revenues of $292,482.  We paid salaries and benefits of $164,537 and other general and administrative expenses of $99,448.  As a result, we had a net income of $28,497 for the period.  We had other comprehensive income of $10,670 due to the exchange difference on translating foreign operations.  As a result, we had comprehensive income of $39,167 for the nine months ended September 30, 2013.

The $49,368 decrease in net loss between the nine months ended September 30, 2014 and 2013 is due to our increased general and administrative expenses.  Our revenues decreased by $22,936, or 7.8%, while our salaries and benefits increased by $17,676, or 10.7% and our other general and administrative expenses increased by $8,756, or 8.8%.  In addition, our comprehensive loss increased by $60,113 due to the greatly reduced exchange difference on translating foreign operations for the nine months ended September 30, 2014.

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

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements as of September 30, 2014.

Contractual Obligations

On May 4, 2014, the Company entered into a joint venture agreement (the “Agreement”) with Shizhen Bio-Technology Co., Ltd. (“Shizhen Biotech”) in Jiangsu Province, China. Subsequently on May 22, 2014, Globalink (Xuzhou) Bio-Technology Co., Ltd. (the “JV”) was incorporated in Jiangsu Province, China pursuant to the Agreement. The JV has total registered capital of $10,000,000, whereby the Company will invest $8,000,000 to earn an 80% interest of the JV and Shizhen Biotech will invest $2,000,000 to earn the remaining 20%. 15% of the total $10,000,000 investment should be paid up within three months after the incorporation of the JV, with the balance being paid up in the following two years. The JV will be involved in the business of biological science and technology research, biological technology popularization service, and fruit and vegetable distribution. Currently, the JV focuses on developing health supplement products from the extract of gingko leaves. No transactions have incurred in the JV from its incorporation to the period ended September 30, 2014.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report.  Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were not effective as of September 30, 2014.

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

The aforementioned material weaknesses were identified by our CEO and CFO in connection with the review of our consolidated financial statements as of September 30, 2014.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2014.  Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2014, the Company issued 1,500,000 common shares to an arm’s length party for total proceeds of $150,000. These shares were issued under the private placement exemption granted by Section 4(a)(2) of the Securities Act.

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

Dated:  November 14, 2014

GLOBALINK, LTD.

By: /s/Hin Kwok Sheung

Hin Kwok Sheung

Chief Executive Officer

By:  /s/Ben Choi

Ben Choi

Chief Financial Officer