Form 10-K/A
period 2013-12-31
GLOBALINK, LTD.
filed 2014-12-02
CIK 1361540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K /A

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 333-133961

Globalink, Ltd.

 (Exact name of registrant as specified in its charter)

Nevada	06-1812762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

385 Boundary Road
Vancouver , BC, 5K 4S1	(604) 828-8822
(Address of Principal Executive Offices)	(Registrant's telephone number)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of December 1 , 2014 was 38,485,000 shares of its common stock.

No documents are incorporated into the text by reference.

EXPLANATORY NOTE

This amendment to our Form 10-K, as originally filed March 31, 2014, is being filed to clarify that the internal controls over financial reporting were ineffective as of December 31, 2013, to add biographical information for our CEO and a director, and the correct the signatures page.

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

ITEM 2.  PROPERTIES

Our OneWorld   operational offices consist of approximately 1,200 square feet and are located at #210-4751 Garden City Road, Richmond, BC, V6X 3M7.  Our Globalink Ltd administrative offices consists of approximately 400 square feet and are located at 385 Boundary Road, Vancouver, BC, V5K 4S1.

The registrant leases its operational offices for US$1,432 per month.  Under the previous lease, which expired in July 2013, the registrant leased office space for $1,733 per month.  The operating lease expense for the year ended December 31, 2013 was $21,275 and $20,793 for December 31, 2012.

The registrant leases its administrative offices for US$620 per month. which began on August 1, 2014 and ends on July 31 31, 2015,

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

Management has determined that our disclosure controls and procedures were not effective as of December 31, 2013.

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

The directors and executive officers are as follows:

NAME                                AGE      POSITIONS HELD          SINCE

Hin Kwok Sheung                62      CEO, Director                 February 1, 2014

 To Present

Robin Young                        70      President/Director           Inception to

    Present

Ben Choi                              58      Treasurer/Director           Inception to

    Present

Daniel Lo                              47      Secretary/Director           Inception to

    Present

Jia Charles Yao                     67      Director                            February 1, 2014

  To Present

Business Experience of Officers and Directors

Hin Kwok Sheung, Chief Executive Officer, Director, and Chairman of the Board, was appointed to his positions with the company on February 1, 2014.  He was a director of the Xin Tong Tai Storage and Logistics Company from 1995 through 2011.  In 2009, Mr. Sheung worked with the city of Chengdu, China as a commercial property developer.  In 2012, Mr. Sheung was the director and CEO of Wanxing Property Developments Company and of the Golden Imperial Gardens Development Company.  Mr. Sheung graduated from the University of Heilongliang with a B.A. in linguistics with a focus in Russian.

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

Jia Charles Yao, Director, was the general manager of TangShan Xintungtai Storage and Transportation Company Ltd. in China from 2001 through 2012.  TangShan is engaged with the storage, transportation, and logistics of materials.  From 2003 through 2006, Mr. Yao was a research student in the MBA program in the Faculty of Economic Management at the Capital University of Economics and International Trades.

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

333 - 13988 Cambie Road

Richmond, B.C. Canada V6V 2K4

Hin Kwok Sheung

                 0

     0.00%

426 Main Street

Suite #202

Vancouver, B.C. V6A 2T4

Jia CharlesYao

                 0

     0.00%

426 Main Street

Suite #202

Vancouver, B.C. V6A 2T4

Directors and Officers,

as a group(5 persons)

  11,002,150                   44.39%

Barry Phillips

    3,750,000                   15.13%

7903 - 93a Ave.

Edmonton, Alberta T6C 1V2

Petula Wong

    3,750,000                   15.13%

Rm C 12/F 55 Tong Mi Road

Kowloon, Hong Kong

Vincent Au

     2,000,000,                  7.686%

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

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections. (Incorporated by reference to the 10-K filed March 31, 2014)

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

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

Dated: December 2 , 2014

/s/ Hin Kwok Sheung

By: Hin Kwok Sheung , CEO

In accordance with the requirements of the Securities Exchange Act of 1934, as amendment, this report has been signed by the following persons in the capacities and on the dates stated.

Globalink, Inc.

(Registrant)

By: /s/ Ben Choi                          Dated: December 2 , 2014

           Ben Choi

           Chief Financial Officer, Controller and Director

Director, Chief Executive Officer

(As a duly authorized officer on behalf of the registrant and as Principal Executive Officer)

By: /s/ Hin Kwok Sheung           Dated: December 2, 2014

          Hin Kwok Sheung

          Chief Executive Officer

By: /s/Ben Choi                           Dated: December 2 , 2014

          Ben Choi

          Chief Financial Officer, Controller and Director

By: /s/Daniel Lo                          Dated: December 2 , 2014

          Daniel Lo

          Director

By: /s/ Robin Young                     Dated: December 2, 2014

          Robin Young

          Director, President

By: /s/Jia Charles Yao                Dated: December 2, 2014

           Jia Charles Yao

          Director