Form 10-Q/A
period 2014-03-31
GLOBALINK, LTD.
filed 2014-12-02
CIK 1361540

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2014

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number  333-133961

Globalink, Ltd.

 (Exact name of registrant as specified in its charter)

Nevada	06-1812762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

385 Boundary Road Vancouver, BC	V5K 4S1
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

December 2, 2014:

Common Stock  -  38,485,000

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

EXPLANATORY NOTE

This amendment to the Form 10-Q, as originally filed May 15, 2014, is being filed solely to appropriately correct the signatures.  No other changes have been made to the document.

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

       101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

       101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document

       101.LAB**   XBRL Taxonomy Extension Label Linkbase Document

       101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.  ( Incorporated by reference to the 10-Q filed May 15, 2014.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  December 2, 2014

GLOBALINK, LTD.

By: /s/ Hin Kwok Sheung

Hin Kwok Sheung

Chief Executive Officer

By:  /s/Ben Choi

Ben Choi

Chief Financial Officer