Form 10-K/A
period 2013-12-31
GLOBALINK, LTD.
filed 2014-12-15
CIK 1361540

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of December 15, 2014 was 38,485,000 shares of its common stock.

No documents are incorporated into the text by reference.

EXPLANATORY NOTE

This amendment to our Form 10-K, as originally filed March 31, 2014, is being filed to clarify that the internal controls over financial reporting were ineffective as of December 31, 2013.

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

Management’s Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.   Management has determined that our internal control over financial reporting was not effective as of December 31, 2013.

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

Dated: December 15, 2014

/s/Hin Kwok Sheung

By: Hin Kwok Sheung, CEO

In accordance with the requirements of the Securities Exchange Act of 1934, as amendment, this report has been signed by the following persons in the capacities and on the dates stated.

Globalink, Ltd.

(Registrant)

By: /s/Ben Choi                          Dated: December 15, 2014

          Ben Choi

           Chief Financial Officer, Controller and Director

Director, Chief Executive Officer

(As a duly authorized officer on behalf of the registrant and as Principal Executive Officer)

By: /s/Hin Kwok Sheung           Dated: December 15, 2014

          Hin Kwok Sheung

          Chief Executive Officer

By: /s/Ben Choi                           Dated: December 15, 2014

          Ben Choi

          Chief Financial Officer, Controller and Director

By: /s/Daniel Lo                          Dated: December 15, 2014

          Daniel Lo

          Director

By: /s/Robin Young                    Dated: December 15, 2014

          Robin Young

          Director, President

By: /s/Jia Charles Yao               Dated: December 15, 2014

          Jia Charles Yao

          Director