Form 10-K/A
period 2013-12-31
GLOBALINK, LTD.
filed 2014-12-15
CIK 1361540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 333-133961

Globalink, Ltd.

 (Exact name of registrant as specified in its charter)

Nevada	06-1812762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

385 Boundary Road
Vancouver, BC, V5K 4S1	(604) 828-8822
(Address of Principal Executive Offices)	(Registrant's telephone number)

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

EXPLANATORY NOTE

This amendment to our Form 10-K, as originally filed March 31, 2014, is being filed solely to correct our address.

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