Form 10-K
period 2014-12-31
GLOBALINK, LTD.
filed 2015-03-30
CIK 1361540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 30, 2015 was 42,485,000 shares.

No documents are incorporated into the text by reference.

PART I

ITEM 1.  BUSINESS

The registrant was incorporated in the state of Nevada on February 3, 2006.  The registrant has focused its efforts in the Internet Hotel booking services arena. The registrant has developed a proprietary online hotel booking program for connecting users with available rooms in hotels across the world.

In order to gain the access to the hotels, the registrant acquired OneWorld Hotel Destination Service Inc (“OneWorld”) in Vancouver, B.C. Canada on October 31, 2008.  OneWorld is a hotel booking company which has established strong relationships with major hotel chains such as Radisson, Hilton and Sheraton. Its clients include travel agents in major cities such as Vancouver, Toronto, Calgary, and Montreal. After the acquisition the Company has put the OneWorld operations into the online platform.

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

In February 2014 two business persons who have vast high level connections to business and technologies in China, Mr. Hin Kwong Sheung and Mr. Jia Charles Yao, joined Globalink, Ltd. (the “Company”) as directors. They together invested US$500,000 into the Company.

With the new injection of capital and human resources, the Company is also seeking investment opportunity in other industries. One of the other fields of endeavor that the Company has been considering is to develop a natural health maintenance system derived from Gingko leaves, among the well-known, is the Gingko Biloba.  The Company is currently in the process of acquiring 20% of the world's supply of the raw material and also completing purchase agreements with wholesalers and retailers for the purchase and distribution rights of our finished products.  Once all paperwork is in place, the Company would implement its plans to raise further capital for setting up the processing facilities for the Gingko system of health maintenance products.

The Company’s website is also under development which will provide a company profile, anticipated implementation of business plans, news and reporting, management and contact information, and provide a name brand and higher exposure to the public.

To cope with the Company’s new business plan and developing goals, the Company has adjusted its board and management team. In December 2014, two ex-directors, Mr. Ben Choi and Mr. Daniel Lo, resigned from the board, and three more persons were elected and appointed to the board in February 2015. The Company’ current board and management team are as follows:

Mr. Hin Kwok Sheung – Director, CEO and President. Mr. Sheung takes care of overall operation of the Company and focuses on investment activities;

Mr. Robin Young – Director, Secretary. Mr. Robin is responsible for public company operation, compliance and marketing.

Ms. Ke Feng (Andrea) Yuan – Director, CFO. Ms. Yuan takes care of accounting and financial reporting duties. She also assists Mr. Young on the Company’s administration and compliance.

Mr. Jia Charles Yao – Director. Mr. Yao coordinates general investing work in China.

Mr. Yun Fei Liu – Director. Mr. Liu takes care of researching tourism business in China and developing tourism business in China and North America.

Mr. Zhao Hui Wu – Director. Mr. Wu evaluates business investment opportunities in China and also provides legal support to Chinese business development.

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

ITEM 2.  PROPERTIES

The Company leases its administrative offices located at 385 Boundary Road, Vancouver, BC, for C$700 per month. The office is about 315 square feet. The lease started on July 1, 2014.

OneWorld’s office consist of approximately 736  square feet and are located at #210-4751 Garden City Road, Richmond, BC, V6X 3M7. OneWorld leases its offices for C$17,182 per year.

The total operating rent expense for the year ended December 31, 2014 was $19,340 and $20,660 for December 31, 2013.

ITEM 3.   LEGAL PROCEEDINGS.

The registrant is aware of no pending or threatened litigation.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

    Item 5(a)

a)  Market Information.  Not applicable.

b)  Holders.  At March 30, 2015, there were approximately 49 shareholders of the registrant.

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

Capital and Sources of Liquidity.

For the year ended December 31, 2014, we had a net loss of $114,242.  We had amortization of $1,398.  We had the following changes in non-cash working capital:  We had a decrease of $57,058 due to accounts receivable, a decrease of $4,475 due to other current assets, a decrease of $96,083 due to accounts payable and accrued liabilities, and a decrease of $12,358 due to other current liabilities.  As a result, we had net cash used in operating activities of $159,752 for the year ended December 31, 2014.

For the year ended December 31, 2013, we had a net loss of $91,112.  We had amortization of $1,247.  We had the following changes in non-cash working capital:  We had an increase of $26,194 due to accounts receivable, a decrease of $3,817 due to other current assets, an increase of $81,897 due to accounts payable and accrued liabilities, and an increase of $7,170 due to other current liabilities.  As a result, we had net cash used in operating activities of $23,175 for the year ended December 31, 2013.

For the year ended December 31, 2014, we spent $145 on the acquisition of fixed assets, resulting in total cash used in investing activities of $145 for the period.

For the year ended December 31, 2013, we spent $2,548 on the acquisition of fixed assets, resulting in total cash used in investing activities of $2,548 for the period.

For the year ended December 31, 2014, we spent $62,297 for repayment to shareholders, and received $1,050,000 as proceeds from share issuance.  As a result, we had net cash provided by financing activities of $987,703 for the year ended December 31, 2014.

For the year ended December 31, 2013, we received $12,171 from advances from shareholders, resulting in net cash provided by financing activities of $12,171 for the period.

Results of Operations

For the year ended December 31, 2014, we recognized revenues of $346,784.  We paid accounting and legal expenses of $55,467 and incurred amortization expenses of $1,398.  We paid director and management fees of $43,974, incurred a foreign exchange loss of $17,226, and paid rent expense of $19,340.  We paid salaries and benefits of $243,299, telephone expenses of $5,805, and travel expenses of $10,671.  We paid transfer agent and filing fees of $21,610 and other general and administrative expenses of $42,236.  We had a net loss of $114,242 for the year.  We had an exchange difference on translating foreign operations of $1,612, resulting in a comprehensive loss of $112,630 for the year ended December 31, 2014.

Comparatively, for the year ended December 31, 2013, we recognized revenues of $292,332.  We paid accounting and legal expenses of $55,467 and incurred amortization expenses of $1,247.  We recognized a gain on foreign exchange of $20,085, paid rent expenses of $20,660, and salaries and benefits of $252,652.  We paid telephone expenses of $11,270 and travel expenses of $13,094.  We paid transfer agent and filing fees of $4,590 and other general and administrative expenses of $40,086.

We paid income taxes of $21,364, resulting in a net loss of $91,112 for the year.  We had an exchange difference on translating foreign operations of $7,528, resulting in a comprehensive loss of $98,640 for the year ended December 31, 2013.

For the year ended December 31, 2014, we had an increase in our net loss of $23,130, or 20.25%.  Our revenues increased by $54,452, or 15.7%.  Our general and administrative expenses increased by $98,946, or 21.5%.  We had a gain of $1,612 due to the exchange difference on translating foreign operations for the year ended December 31, 2014, resulting in an increase of comprehensive loss of $13,990 compared with the year ended December 31, 2013.

Although there are signs of gradual stability, management believes that the effects of the recent economic crisis are a long way from being over.   However, our OneWorld operation has been well-established over the past ten years that we are capable of continuously sustain our existence during the current crisis.

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of December 31, 2014.

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

Index to

Financial Statements

DAVIDSON & COMPANY LLP Chartered Accountants A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Globalink Ltd.

We have audited the accompanying consolidated financial statements of Globalink Ltd. (the "Company"), which comprise the consolidated balance sheets as of December 31, 2014 and December 31, 2013, and the related consolidated statements of comprehensive loss, changes in shareholders' equity, and cash flows for the years ended December 31, 2014 and December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globalink Ltd. as of December 31, 2014 and December 31, 2013, and the results of its operations and its cash flows for the years ended December 31, 2014 and December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

"DAVIDSON & COMPANY LLP"

Vancouver, Canada

Chartered Accountants

March 26, 2015

NEXIA INTERNATIONAL

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, B.C., Canada V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

GLOBALINK, LTD. and Subsidiary

Consolidated Balance Sheets

December 31, 2014 and 2013

(Expressed in U.S. Dollars)

	2014	2013
	$	$
Assets
Current assets
Cash	1,236,137	426,088
Accounts receivable (note 4)	120,299	189,682
Other current assets (note 3)	28,821	33,296
Total current assets	1,385,257	649,066

Fixed assets	3,531	4,797
Goodwill	274,449	274,449
Total assets	1,663,237	928,312
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 5)	483,706	610,393
Other current liabilities (note 6)	8,088	21,549
Advances from shareholders (note 7)	-	62,297
Subscription received in advance (note 8)	-	10,000
Total current liabilities	491,794	704,239

Shareholders’ equity
Common shares, $0.0002 par value; Authorized - 500,000,000 common shares; shares issued and outstanding – 42,485,000 (December 31, 2013 – 24,785,000) (note 8)	8,497	4,957
Additional paid-in-capital	1,459,703	403,243
Accumulated other comprehensive loss	(7,691)	(9,303)
Deficit	(289,066)	(174,824)
Total shareholders’ equity	1,171,443	224,073
Total liabilities and shareholders’ equity	1,663,237	928,312

Nature of operations (note 1)

The accompanying notes are an integral part of these statements

GLOBALINK, LTD. And Subsidiary

Consolidated Statements of Operations

For the year ended December 31, 2014 and 2013

(Expressed in U.S. Dollars)

	2014	2013
	$	$

Revenue (note 9)	346,784	292,332
General and administrative expenses
Accounting and legal	55,467	38,566
Amortization	1,398	1,247
Director and management fees (note 7)	43,974	-
Foreign exchange loss (gain)	17,226	(20,085)
Rent	19,340	20,660
Salaries and benefits	243,299	252,652
Telephone	5,805	11,270
Travel	10,671	13,094
Transfer agent and filing fees	21,610	4,590
Other general and administrative expenses	42,236	40,086
Total general and administrative expenses	(461,026)	(362,080)

Loss before income taxes	(114,242)	(69,748)

Income taxes (note 11)	-	(21,364)

Net loss for the year	(114,242)	(91,112)

Other comprehensive income (loss)
Exchange difference on translating foreign operations	1,612	(7,528)
Comprehensive loss	(112,630)	(98,640)
Basic and diluted weighted average number of common shares outstanding	32,285,274	24,785,000
Basic and diluted loss per common share	(0.00)	(0.00)

The accompanying notes are an integral part of these statements

GLOBALINK, LTD. And Subsidiary

Consolidated Statements of Changes in Shareholders' Equity

(Expressed in U.S. Dollars)

	Common shares		Additional paid-in-capital	Accumulated other comprehensive income (loss)	Deficit	Total
	#	$	$	$	$	$
January 1, 2013	24,785,000	4,957	403,243	(1,775)	(83,712)	322,713
Net loss for the year	-	-	-	-	(91,112)	(91,112)
Foreign currency translation difference	-	-	-	(7,528)	-	(7,528)
December 31, 2013	24,785,000	4,957	403,243	(9,303)	(174,824)	224,073
Private placements	17,700,000	3,540	1,056,460	-	-	1,060,000
Net loss for the year	-	-	-	-	(114,242)	(114,242)
Foreign currency translation difference	-	-	-	1,612	-	1,612
December 31, 2014	42,485,000	8,497	1,459,703	(7,691)	(289,066)	1,171,443

The accompanying notes are an integral part of these statements

GLOBALINK, LTD.

Consolidated Statements of Cash Flows

For the year ended December 31, 2014 and 2013

(Expressed in U.S. Dollars)

	2014	2013
	$	$

Cash provided by (used in):
Operating activities
Net loss for the year	(114,242)	(91,112)
Non-cash item:
Amortization	1,398	1,247
Changes in non-cash working capital:
Decrease (Increase) in accounts receivable	57,058	(26,194)
Decrease in other current assets	4,475	3,817
(Decrease) Increase in accounts payable and accrued liabilities	(96,083)	81,897
(Decrease) Increase in other current liabilities	(12,358)	7,170
Total cash used in operating activities	(159,752)	(23,175)
Investing activities
Acquisition of fixed assets	(145)	(2,548)
Total cash used in investing activities	(145)	(2,548)
Financing activities
Advances from (repayment to) shareholders	(62,297)	12,171
Proceeds from share issuance	1,050,000	-
Total cash provided by financing activities	987,703	12,171
Increase (decrease) in cash	827,806	(13,552)
Effect of exchange rate changes on balance of cash held in foreign currencies	(17,757)	(7,206)
Cash, beginning of the year	426,088	446,846
Cash, end of the year	1,236,137	426,088
Supplemental information on cash flows
Income taxes paid	-	10,716
Interest paid	-	-

There were no non-cash investing or financing activities during the years ended December 31, 2013 and 2014.

The accompanying notes are an integral part of these statements

GLOBALINK LTD. And Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2014

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

Continuance of operation

These consolidated financial statements prepared in conformity with US GAAP contemplate continuation of the Company as a going concern. As of December 31, 2014, the Company has an accumulated deficit of $289,066 since inception. Its ability to continue as a going concern depends upon whether it develops profitable operations and continues to raise adequate financing.  However, management believes that the Company has sufficient working capital to meet its projected minimum financial obligations for the next fiscal year. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary. All inter-company transactions and balances between the Company and its subsidiary have been eliminated upon consolidation.

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

Foreign currency translation

The Company’s financial information is presented in United States dollars (“US dollars”). The functional currency of the Company is the US dollar. The functional currency of the Company’s subsidiary is the Canadian dollar (“CAD”). Transactions by the Company’s subsidiary which are denominated in currencies other than CAD are remeasured into CAD at the exchange rate prevailing at the date of the transaction. Exchange gains and losses resulting from transactions denominated in a currency other than CAD are included in the consolidated statements of comprehensive loss as exchange gain or loss. The financial statements of the Subsidiary are translated into US dollars in accordance with ASC830, “Foreign Currency Matters”. The financial information is first presented in CAD and then is translated into US dollars at year-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

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

As at December 31, 2014, the Company’s financial instruments are comprised cash, accounts receivable, accounts payable and accrued liabilities and other current liabilities. Cash is measured at fair value using Level 1 inputs. With the exception of cash, all financial instruments held by the Company are measured at amortized cost. The fair values of these financial instruments approximate their carrying value due to their short-term maturities.

Goodwill

The Company recognizes goodwill in accordance with ASC805 “Business Combination”. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, if any. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit's goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is indicated. The Company concluded that there were no indicators of impairment with respect to the Company's goodwill as of December 31, 2013 and 2014.

Impairment Reviews for Long-Lived Assets

Long-lived assets such as property, equipment and goodwill are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  The Company did not recognize any impairment losses for any periods presented.

Revenue Recognition

The Company recognizes revenue once the service is rendered and all the significant risks and rewards of the service have been transferred to the customer. As a result, revenue from hotel booking services are recognized when customers check in to the hotels. Amounts received from customers for services not yet rendered are included in other current liabilities as unearned revenue.

In accordance with the ASC 605 “Revenue Recognition”, the Company reports its revenue as an agent, on the net amount retained, which is the amount billed to a customer less the amount paid to a hotel.

Income Taxes

The Company accounts for income taxes following the assets and liability method in accordance with the ASC 740 “Income Taxes.” Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company applies the accounting guidance issued to address the accounting for uncertain tax positions. This guidance clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements as well as provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that the asset is expected to be recovered or the liability settled.

Earnings (Loss) per Common Share

Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share is determined by dividing earnings (loss) by the diluted weighted average number of shares outstanding. Diluted weighted average number of shares reflects the dilutive equity instruments, if any, of potentially dilutive common shares, such as stock options and warrants calculated using the treasury stock method. In periods with reported net operating losses, all common stock options and warrants are deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal.

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. This ASU does the following, among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders' equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, “Risks and Uncertainties”, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has evaluated this ASU and early adopted during the year ended December 31, 2013.

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This guidance also changes an entity’s requirements when presenting, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation. A discontinued operation may include a component of an entity, or a business or non-profit activity. The guidance is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of the new requirements is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. This guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early application is prohibited. The standard permits the use of either the retrospective or cumulative effect transition method. This guidance will be applicable to the Company at the beginning of its first quarter of fiscal year 2017. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.In August 2014, the FASB issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessment of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. The requirement is effective for annual periods ending after December 15, 2016, and interim periods thereafter, early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

3.

OTHER CURRENT ASSETS

The items comprising the Company’s other current assets are summarized below:

	December 31, 2014	December 31, 2013
	$	$
Deposits to hotels	23,021	24,476
Other deposits to suppliers	4,131	4,038
Credit card receivable	1,669	4,782
Total other current assets	28,821	33,296

4.

ACCOUNTS RECEIVABLE

Accounts receivables consist of trade receivables from travel agents. There are no allowance for doubtful accounts set up as at December 31, 2013 and 2014.

5.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities mainly consist of trade payables to hotels and travel service suppliers.

6.

OTHER CURRENT LIABILITIES

The items comprising the Company’s other current liabilities are summarized below:

	December 31, 2014	December 31, 2013
	$	$
Unearned revenue Corporate taxes payable (refundable)	7,881 (1,315)	9,687 9,852
Sales tax payable	1,522	2,010
Total other current liabilities	8,088	21,549

7.

TRANSACTIONS WITH RELATED PARTIES

During the year ended December 31, 2014, the Company paid or accrued director and management fees of $43,974 (2013 - $Nil) to two former directors and one current director and corporate secretary of the Company.

As of December 31, 2013, advances from shareholders consist of $62,297 of cash contributed by two former directors and one current director and corporate secretary of the Company for expenses paid by them on behalf of the Company. These advances have no fixed terms of repayment and bear no interest. The Company repaid the advances during the year ended December 31, 2014.

8.

SHAREHOLDERS’ EQUITY

Share capital

Authorized

- 500,000,000 of common voting shares with a par value of $0.0002 per share.

Issued and outstanding

As of December 31, 2014, the Company has 42,485,000 shares (December 31, 2013 – 24,785,000) issued and outstanding. There were no share issuances during the year ended December 31, 2013.

During the year ended December 31, 2014:

In June 2014, the Company issued 12,000,000 common shares to two new directors for proceeds of $700,000. The Company also issued 200,000 common shares to an arm’s length party for $10,000 of share subscriptions received during the year ended December 31, 2012.

In August 2014, the Company issued 1,500,000 common shares to an arm’s length party for total proceeds of $150,000.

In December 2014, the Company issued 4,000,000 common shares to an arm’s length party for total proceeds of $200,000.

The Company has no options or warrants outstanding as of December 31, 2014 or 2013. There were no option or warrant transactions during the years ended December 31, 2014 or 2013.

9.

REVENUE

The Company reports its revenue as an agent on a net basis. The following table shows the gross amount the Company received from customers and the booking costs during the years ended December 31, 2013 and 2014:

For the year ended	December 31, 2014	December 31, 2013
	$	$
Gross amount received	3,148,970	3,411,951
Costs	(2,802,186)	(3,119,619)
Revenue	346,784	292,332

10.

SEGMENTED INFORMATION

The Company currently operates in one business segment, which is the internet hotel booking service. Accordingly, the Company does not have separately reportable segments.

11.

INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

For the years ended December 31,	2014	2013
	$	$
Loss before taxes	(114,242)	(69,748)
Expected income tax expenses Adjustment of prior year income tax expense Carry back of current year expense income tax expense Change in statutory, foreign exchange rates and other	(29,703) (1,503) 41,328 (4,250)	(17,960) 20,568 16,131 5,864
Change in unrecognized deductible temporary differences	(5,872)	(3,239)
Total income tax expense	-	21,364

The significant components of the Company’s unrecorded deferred tax assets and liabilities are as follows:

	December 31, 2014	December 31, 2013
Deferred tax assets	$	$
Property and equipment	1,000	-
Non-capital losses available for future periods	72,000	31,000
Unused deferred tax assets	73,000	31,000

The significant components of the Company’s temporary differences and unused tax losses are as follows:

	December 31, 2014	Expiry date range	December 31, 2013	Expiry date range
Temporary Differences
Property and equipment	$ 2,000	No expiry date	$ -
Non-capital losses available for future periods - USA	$ 212,000	2028-2034	$ 91,000	2020-2033

Tax attributes are subject to review, and potential adjustment, by tax authorities.

12.

PROPOSED JOINT VENTURE

On May 4, 2014, the Company entered into a joint venture agreement (the “Agreement”) with Shizhen Bio-Technology Co., Ltd. (“Shizhen Biotech”) in Jiangsu Province, China. Subsequently on May 22, 2014, Globalink (Xuzhou) Bio-Technology Co., Ltd. (the “JV”) was incorporated in Jiangsu Province, China pursuant to the Agreement. The JV has total registered capital of $10,000,000, whereby the Company will invest $8,000,000 to earn an 80% interest of the JV and Shizhen Biotech will invest $2,000,000 to earn the remaining 20%. 15% of the total $10,000,000 investment should be paid up within three months after the incorporation of the JV, with the balance being paid up in the following two years. The JV will be involved in the business of biological science and technology research, biological technology popularization service, and fruit and vegetable distribution. Currently, the JV focuses on developing health supplement products from the extract of gingko leaves. There were no transactions incurred in the JV from its incorporation to the period ended December 31, 2014. There is no liability if the Company eventually does not make any investment in the JV. However, the Company may lose its right to the JV if no investment is made within a reasonable period.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report.  Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

Management’s Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management has determined that our internal control over financial reporting was not effective as of December 31, 2014.

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

The matter involving internal control over financial reporting that our management considered to be a material weakness was:

-

Lack of segregation of duties as we have an inadequate number of personnel to properly implement control procedures.

The aforementioned material weakness was identified by our CEO and CFO in connection with the audit of our consolidated financial statements as of December 31, 2013.

Management believes that the material weakness set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee, the inadequate accounting personnel results in ineffective oversight in the monitoring of required internal controls over financial reporting, which weaknesses could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weakness and enhance our internal controls over financial reporting, the Company plans to make the necessary improvements to remediate the deficiency.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the year ended December 31, 2014.  Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The directors and executive officers are as follows:

NAME                                AGE      POSITIONS HELD          SINCE

Hin Kwok Sheung

63     CEO/President,

February 1, 2014

Director

 To Present

Robin Young

71

Secretary/Director

Inception to Present

Jia Charles Yao

68

Director

February 1, 2014

  To Present

Ke Feng (Andrea)Yuan

42

CFO, Director

February 2015 to Present

Yun Fei Liu

34

Director

February 2015 to Present

Zhao Hui Wu

44

Director

February 2015 to Present

Business Experience of Officers and Directors

Hin Kwok Sheung

Chief Executive Officer and President, Director, and Chairman of the Board, was appointed to his positions with the company on February 1, 2014.  He was a director of the Xin Tong Tai Storage and Logistics Company from 1995 through 2011.  In 2009, Mr. Sheung worked with the city of Chengdu, China as a commercial property developer.  In 2012, Mr. Sheung was the director and CEO of Wanxing Property Developments Company and of the Golden Imperial Gardens Development Company.  Mr. Sheung graduated from the University of Heilongliang with a B.A. in linguistics with a focus in Russian.

Robin Young

Secretary and Director, has been the principal of Young Engineering Corporation, an engineering consulting firm for the building industry since 1975.  He has also been the president of Landtek Properties Ltd., a development company since 1994 and Coreng Construction Corporation, a company providing project and construction management as well as general contracting from 1976 to 1990.  Mr. Young was listed in the “Who’s Who in British Columbia” and “International Who’s Who

of Professionals”.  Mr. Young received a bachelor of applied science degree in civil engineering from the University of British Columbia in 1963.  He conducted his post-graduate studies both at McGill University and at Concordia University and received his master’s degree in civil and structural engineering in 1970 from Concordia University.

Jia Charles Yao

Director, was the general manager of TangShan Xintungtai Storage and Transportation Company Ltd. in China from 2001 through 2012.  TangShan is engaged with the storage, transportation, and logistics of materials.  From 2003 through 2006, Mr. Yao was a research student in the MBA program in the Faculty of Economic Management at the Capital University of Economics and International Trades.

Ke Feng (Andrea) Yuan

Chief Financial Officer, Director. Ms. Andrea Yuan is a Chartered Professional Accountant (CPA)/Certified General Accountant (CGA) in British Columbia and a Certified Public Accountant in New Hampshire.  Ms. Yuan obtained her Bachelor of Economics from Shanghai University of Finance and Economics in 1994.   Ms. Yuan started her career as an internal auditor and then as team head of the internal audit department at the Bank of China's Shanghai Pudong branch in China from 1994 through to 1999.  After arriving in Canada in spring of 1999, Ms. Yuan worked as an accountant at a small accounting firm while she worked towards her CGA designation.

Ms. Yuan moved to Davidson and Company LLP, Chartered Accountants, in 2004 where she worked in the firm’s audit group.  From November 2006 until 2009, Ms. Yuan was employed as an audit manager at Davidson. From 2009 until October 2011, Ms. Yuan was employed as an audit principal at Davidson.  In addition to overseeing a variety of Canadian public company audit files, she was also responsible for conducting the audits of various foreign public companies including Chinese and Korean companies.

Ms. Yuan started her own financial and management consulting company Black Dragon Financial Consulting Services Inc. in November 2011. Currently, Ms. Yuan acts as Chief Financial Officer or financial consultant for several public companies listed on the TSX Venture Exchange.

Ms. Yuan is fluent in both English and Mandarin.

Zhao Hui Wu

Director. Mr. Zhao Hui Wu received his Bachelor degree from the Northeast University in 1994. In 1998, Mr. Wu passed the qualification exam of law society in 1998, and was called to the Bar in 1999. Mr. Wu started to practice law since then. In 2011, Mr. Wu established Beijing YongRui Law Firm with other partners. Currently, Mr. Wu is Managing Partner of Beijing YongRui Law Firm.

Mr. Wu’s business practice focuses on corporate, finance, Chinese stock exchange, acquisition and merger, and real estate areas. Ms. Wu has been involved in projects in various industries such as real estate, finance, import & export, chemical industry, liquor store, retail, IT, and etc. Mr. Wu is also familiar with laws related to patent, trade mark and  intellectual rights related to equipment and machinery.

Mr. Wu acts as legal council for China Custom Head Office, Beijing Public Health Bureau and Beijing Physical Training Bureau. Mr. Wu’s clients include many prestigious national companies such as CFOCO Group, China Resources (Holdings) Company Ltd. (CR), Sinochem Group, China International Capital Corporation Limited (CICC), China Great Wall Industry Corp. (CGWIC), China National Precision Machinery I/E Corp. (CPMIEC), Hony Capital and others. For example, COFCO Group has four companies listed in Hong Kong, namely, China Foods (HK00506), China Agri-Industries Holdings (HK00606), Mengniu Dairy (HK02319),and COFCO Packaging Holdings (HK00906) and three companies listed in mainland China, namely, COFCO Tunhe (600737), COFCO Real Estate (000031) and BBCA (000930).

Yun Fei Liu

Director. Mr. Yun Fei Liu is an experienced businessman who is strong in marketing and sales area. Mr. Liu started to work as sales person in 2004 in marketing department of a top IT mall at Zhongguanchun Science Park (Chinese Silicon Valley). In 2005, Mr. Liu worked as sales manager at Yongjiqu Auto Service Ltd., and then as General Manager of Beijing Branch from 2006 to 2008. In 2008, Mr. Liu established his own company Dipu Auto Services Ltd. In the same year, the company became a member of Specialty Equipment Market Association (SEMA), an auto aftermarket association formed in 1963 in America with 6,383 company members worldwide. In 2014, due to his excellent marketing and sales skills, Mr. Liu was invited to Globalink to help promote and develop its travel business in China.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the registrant must file a Form 4 reporting the acquisition or disposition of registrant's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply.  Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the registrant's fiscal year.  Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder.  To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners have complied with all applicable Section 16(a) filing requirements during 2014.

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

ITEM 11.  EXECUTIVE COMPENSATION

During the year ended December 31, 2014, the Company paid US$11,658 each to ex-directors, Daniel Lo and Ben Choi. The Company also paid US$20,658 to Robin Young, Secretary and director of the Company. No compensation was paid to executives during the year ended December 31, 2013.

Directors Compensation.

We do not have any standard arrangements by which directors are compensated for any services provided as a director.  No cash has been paid to the directors in their capacity as such.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of March 30, 2015, the number and percentage of outstanding shares of the registrant’s common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

Name of Beneficial Owners

Common Stock

       Beneficially Owned

Percentage (1)

Robin Young (2)

    3,502,150                     8.24%

426 Main Street

Suite #202

Vancouver, B.C. V6A 2T4

Hin Kwok Sheung

   10,000,000

    23.54%

426 Main Street

Suite #202

Vancouver, B.C. V6A 2T4

Jia CharlesYao

    2,000,000

     4.71%

426 Main Street

Suite #202

Vancouver, B.C. V6A 2T4

Yun Fei Liu

    4,000,000

      9.42%

426 Main Street

Suite #202

Vancouver, B.C. V6A 2T4

Directors and Officers,

as a group(4 persons)

  19,502,150                   45.90%

Barry Phillips

    3,750,000                     8.83%

7903 - 93a Ave.

Edmonton, Alberta T6C 1V2

Petula Wong

    3,750,000                     8.83%

Rm C 12/F 55 Tong Mi Road

Kowloon, Hong Kong

Ben Choi

    3,750,000                     8.83%

426 Main Street

Suite #202

Vancouver, B.C. V6A 2T4

Daniel Lo

    3,750,000                      8.83%

333 - 13988 Cambie Road

Richmond, B.C. Canada V6V 2K4

 (1) Based upon 42,485,000 issued and outstanding as of March 30, 2015.

 (2) Owned by Fidelity Clearing Canada ULC, controlled by Robin Young.  Fidelity Clearing Canada ULC is located at 483 Bay Street, Suite 200, South Tower, Toronto, ON M5G 2N7.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Shareholder Advances

Advances from shareholders are for the reimbursement of expenses incurred on behalf of the company by the three principal shareholders and they bear no interest.  These notes are short term advances which are paid generally within one year.  The balance at December 31, 2013 is $62,297.  We do have any balance outstanding as of December 31, 2014.

Director Independence

During the year ended December 31, 2014, the registrant’s board of directors consisted of Hin Kwok Sheung, Jia Charles Yao, Robin Young, Ben Choi and Daniel Lo.  None of them is independent as such term is defined by a national securities exchange or an inter-dealer quotation system.  During the fiscal year ended December 31, 2014, there were no transactions with related persons other than as described in the section above entitled “Item 11.  Executive Compensation”.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

We have incurred fees and expenses from Davidson & Company LLP, Chartered Accountants of $31,100 and $Nil, respectively, for the 2014 and 2013 fiscal years.  Fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-K and 10-Q.

Tax Fees

We have incurred fees and expenses from Davidson & Company LLP, Chartered Accountants of $7,100 and $Nil, respectively, for the 2014 and 2013 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for fiscal years 2014 and 2013 were approved by the Board of Directors pursuant to its policies and procedures.  We intend to continue using Davidson & Company LLP, Chartered Accountants solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Report of Independent Registered Public Accounting Firm

Balance Sheet:

  December 31, 2014 and 2013

Statements of Operations:

  For the years ended December 31, 2014 and 2013

Statements of Changes in Shareholders’ Equity

  For the years ended December 31, 2014 and 2013

Statements of Cash Flows:

  For the years ended December 31, 2014 and 2013

Notes to Financial Statements

  For the years ended December 31, 2014 and 2013

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

Dated: March 30, 2015

/s/Hin Kwok Sheung

By: Hin Kwok Sheung, Chief Executive Officer and President

In accordance with the requirements of the Securities Exchange Act of 1934, as amendment, this report has been signed by the following persons in the capacities and on the dates stated.

Globalink, Ltd.

(Registrant)

By: /s/Ke Feng (Andrea) Yuan

Dated: March 30, 2015

          Ke Feng (Andrea) Yuan

           Chief Financial Officer, Director

Director, Chief Executive Officer

(As a duly authorized officer on behalf of the registrant and as Principal Executive Officer)

By: /s/Hin Kwok Sheung

Dated: March 30, 2015

          Hin Kwok Sheung

          Chief Executive Officer, President and Director

By: /s/Ke Feng (Andrea) Yuan

Dated: March 30, 2015

          Ke Feng Yuan

          Chief Financial Officer, and Director

By: /s/Yun Fei Liu

Dated: March 30, 2015

          Yun Fei Liu

          Director

By: /s/Robin Young

Dated: March 30, 2015

          Robin Young

          Director, Secretary

By: /s/Jia Charles Yao

Dated: March 30, 2015

          Jia Charles Yao

          Director

By: /s/Zhao Hui Wu

Dated: March 30, 2015

          Zhao Hui Wu

          Director