Form 10-Q
period 2015-03-31
GLOBALINK, LTD.
filed 2015-05-18
CIK 1361540

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2015

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

May 18, 2015:

Common Stock  -  42,485,000

As used herein, the terms “Company,” “we,” “our,” “us,” “it,” and “its” refer to Globalink, Ltd., a Nevada corporation and its wholly owned subsidiaries, unless otherwise indicated.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2015 and the results of its operations for the three month periods ended March 31, 2015 and 2014 and its cash flows for the three month periods ended March 31, 2015 and 2014.

The quarterly financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s audited financial statements filed with Form 10-K for the years ended December 31, 2014.  The results of operations for the three month periods ended March 31, 2015 and 2014 are not necessarily indicative of operating results for the full year.

GLOBALINK, INC.

FORM 10-Q

For the quarterly period ended March 31, 2015

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

GLOBALINK, LTD.

Condensed Consolidated Balance Sheets

 (Expressed in U.S. Dollars)

(Unaudited)

	March 31, 2015	December 31, 2014
	$	$

Assets
Current assets
Cash	1,095,206	1,236,137
Accounts receivable (note 4)	300,214	120,299
Other current assets (note 3)	24,818	28,821
Total current assets	1,420,238	1,385,257

Fixed assets	3,531	3,531
Goodwill	274,449	274,449
Total assets	1,698,218	1,663,237
Liabilities
Current liabilities
Accounts payable and accrued liabilities (notes 5 and 7)	537,319	483,706
Other current liabilities (note 6)	15,593	8,088
Total current liabilities	552,912	491,794

Shareholders’ equity
Common shares, $0.0002 par value; Authorized - 500,000,000 common shares; shares issued and outstanding – 42,485,000 (December 31, 2014 – 42,485,000) (note 8)	8,497	8,497
Additional paid-in-capital	1,459,703	1,459,703
Accumulated other comprehensive loss	(5,995)	(7,691)
Deficit	(316,899)	(289,066)
Total shareholders’ equity	1,145,306	1,171,443
Total liabilities and shareholders’ equity	1,698,218	1,663,237

See accompanying notes to unaudited condensed financial statements.

GLOBALINK, LTD.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(Expressed in U.S. Dollars)

(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	$	$

Revenue (note 9)	71,921	64,911
General and administrative expenses
Accounting and legal	574	2,770
Director and management fees (note 7)	15,000	-
Foreign exchange (gain) loss	(594)	1,756
Rent	5,209	3,897
Salaries and benefits	52,342	48,157
Telephone	1,870	1,451
Travel	7,140	1,112
Transfer agent and filing fees	15,885	14,981
Other general and administrative expenses	2,328	8,162
Total general and administrative expenses	(99,754)	(82,286)

Net loss for the period	(27,833)	(17,375)

Other comprehensive income (loss)
Exchange difference on translating foreign operations	1,696	202
Comprehensive loss	(26,137)	(17,173)
Basic and diluted weighted average number of common shares outstanding	42,485,000	24,785,000
Basic and diluted loss per common share	(0.00)	(0.00)

See accompanying notes to unaudited condensed financial statements.

GLOBALINK, LTD.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Expressed in U.S. Dollars)

(Unaudited)

	Common shares		Additional paid-in-capital	Accumulated other comprehensive income (loss)	Deficit	Total
	#	$	$	$	$	$
January 1, 2014	24,785,000	4,957	403,243	(9,303)	(174,824)	224,073
Private placements	17,700,000	3,540	1,056,460	-	-	1,060,000
Net loss for the year	-	-	-	-	(114,242)	(114,242)
Foreign currency translation difference	-	-	-	1,612	-	1,612
December 31, 2014	42,485,000	8,497	1,459,703	(7,691)	(289,066)	1,171,443
Net loss for the period	-	-	-	-	(27,833)	(27,833)
Foreign currency translation difference	-	-	-	1,696	-	1,696
March 31, 2015	42,485,000	8,497	1,459,703	(5,995)	(316,899)	1,145,306

See accompanying notes to unaudited condensed financial statements.

GLOBALINK, LTD.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	$	$

Cash provided by (used in):
Operating activities
Net loss for the period	(27,833)	(17,375)
Changes in non-cash working capital:
(Increase) Decrease in accounts receivable	(193,595)	26,867
Decrease in other current assets	4,003	4,434
Increase (Decrease) in accounts payable and accrued liabilities	81,555	(122,067)
Increase in other current liabilities	8,328	3,190
Total cash used in operating activities	(127,542)	(104,951)
Financing activities
Advances from shareholders	-	402,226
Total cash provided by financing activities	-	402,226
Increase (decrease) in cash	(127,542)	297,275
Effect of exchange rate changes on balance of cash held in foreign currencies	(13,389)	(13,392)
Cash, beginning of the period	1,236,137	426,088
Cash, end of the period	1,095,206	709,971
Supplemental information on cash flows
Income taxes paid	-	-
Interest paid	-	-

There were no non-cash investing or financing activities during the three months ended March 31, 2015 and 2014.

See accompanying notes to unaudited condensed financial statements.

GLOBALINK LTD.

Notes to Condensed Consolidated Financial Statements

For the nine months ended March 31, 2015

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

2.

SIGNIFICANT ACCOUNTING POLICIES

Statement of presentation and consolidation

These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. Certain information and footnote disclosures normally present in annual financial statements have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2014 as disclosed in the Company’s  Form 10-K as filed with the Securities and Exchange Commission.

Continuance of operation

These unaudited condensed consolidated financial statements prepared in conformity with US GAAP contemplate continuation of the Company as a going concern. As of March 31, 2015, the Company has an accumulated deficit of $316,899 since inception. Its ability to continue as a going concern depends upon whether it develops profitable operations and continues to raise adequate financing.  However, management believes that the Company has sufficient working capital to meet its projected minimum financial obligations for the next fiscal year. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary. All inter-company transactions and balances between the Company and its subsidiary have been eliminated upon consolidation.

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

Furniture and equipment

20%, declining balance

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

As at March 31, 2015, the Company’s financial instruments are comprised of cash, accounts receivable, accounts payable and accrued liabilities and other current liabilities. Cash is measured at fair value using Level 1 inputs. With the exception of cash, all financial instruments held by the Company are measured at amortized cost. The fair values of these financial instruments approximate their carrying value due to their short-term maturities.

Goodwill

The Company recognizes goodwill in accordance with ASC 805 “Business Combination”. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, if any. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit's goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is indicated. The Company concluded that there were no indicators of impairment with respect to the Company's goodwill as of March 31, 2015 and December 31, 2014.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. This guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early application is prohibited. The standard permits the use of either the retrospective or cumulative effect transition method. This guidance will be applicable to the Company at the beginning of its first quarter of fiscal year 2018. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

3.

OTHER CURRENT ASSETS

The items comprising the Company’s other current assets are summarized below:

	March 31, 2015	December 31, 2014
	$	$
Deposits to hotels	20,897	23,021
Other deposits to suppliers	3,002	4,131
Credit card receivable	919	1,669
Total other current assets	24,818	28,821

4.

ACCOUNTS RECEIVABLE

Accounts receivables consist of trade receivables from travel agents. There are no allowance for doubtful accounts set up as at March 31, 2015 and December 31, 2014.

5.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities mainly consist of trade payables to hotels and travel service suppliers.

6.

OTHER CURRENT LIABILITIES

The items comprising the Company’s other current liabilities are summarized below:

	March 31, 2015	December 31, 2014
	$	$
Unearned revenue	10,919	7,881
Taxes payable	4,674	207
Total other current liabilities	15,593	8,088

7.

ADVANCES FROM SHAREHOLDERS

During the three months ended March 31, 2015, the Company paid or accrued management fee of $9,000 (2014 - $Nil) to a company controlled by a director and corporate secretary and $6,000 (2014 - $Nil) to a company controlled by a director and CFO. As of March 31, 2015, $7,000 (December 31, 2014 - $Nil) of the management fees were included in the accounts payable and accrued liabilities.

8.

STOCKHOLDERS’ EQUITY

Share capital

Authorized

- 500,000,000 of common voting shares with a par value of $0.0002 per share.

Issued and outstanding

As of March 31, 2015, the Company has 42,485,000 shares (December 31, 2014 – 42,485,000) issued and outstanding. There were no share issuances during the three months ended March 31, 2015.

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

The Company has no options or warrants outstanding as of March 31, 2015 or December 31, 2014. There were no option or warrant transactions during the three months ended March 31, 2015 or the year ended December 31, 2014.

8.

REVENUE

The Company reports its revenue as an agent on a net basis. The following table shows the gross amount the Company received from customers and the booking costs during the three months ended March 31, 2015 and 2014:

For the three months ended	March 31, 2015	March 31, 2014
	$	$
Gross amount received	515,874	524,539
Costs	(443,953)	(459,628)
Revenue	71,921	64,911

10.

SEGMENTED INFORMATION

The Company currently operates in one business segment, which is the internet hotel booking service. Accordingly, the Company does not have separately reportable segments.

11.

PROPOSED JOINT VENTURE

On May 4, 2014, the Company entered into a joint venture agreement (the “Agreement”) with Shizhen Bio-Technology Co., Ltd. (“Shizhen Biotech”) in Jiangsu Province, China. Subsequently on May 22, 2014, Globalink (Xuzhou) Bio-Technology Co., Ltd. (the “JV”) was incorporated in Jiangsu Province, China pursuant to the Agreement. The JV has total registered capital of $10,000,000, whereby the Company will invest $8,000,000 to earn an 80% interest of the JV and Shizhen Biotech will invest $2,000,000 to earn the remaining 20%. 15% of the total $10,000,000 investment should be paid up within three months after the incorporation of the JV, with the balance being paid up in the following two years. The JV will be involved in the business of biological science and technology research, biological technology popularization service, and fruit and vegetable distribution. Currently, the JV focuses on developing health supplement products from the extract of gingko leaves. There were no transactions incurred in the JV from its incorporation to the period ended March 31, 2015. As the Company did not make its investment according to the JV agreement, it may lose its right to the JV. However, there is no other liability if the Company eventually does not make any investment in the JV.

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

For the three months ended March 31, 2015, the Company had a net loss of $27,833.  We had an increase in accounts receivable of $193,595, a decrease in other current assets of $4,003, an increase in accounts payable and accrued liabilities of $81,555, and an increase in other current liabilities of $8,328.  As a result, we had total cash used in operating activities of $127,542 for the three months ended March 31, 2015.

For the three months ended March 31, 2014, the Company had a net loss of $17,375.  We had a decrease in accounts payable of $26,867, a decrease in other current assets of $4,434, a decrease in accounts payable and accrued liabilities of $122,067, and an increase in other current liabilities of $3,190.  As a result, we had total cash used in operating activities of $104,951 for the three months ended March 31, 2014.

The Company did not pursue any investing activities for the three months ended March 31, 2015 and 2014.

For the three months ended March 31, 2015, the Company did not pursue any financing activities.

For the three months ended March 31, 2014, the Company received $402,226 from advances from shareholders, resulting in total cash provided by financing activities of $402,226 for the period.

Results of Operations

For the three months ended March 31, 2015, we recorded revenues of $71,921.  We paid accounting and legal expenses of $574, director and management fees of $15,000 and rent expenses of $5,209.  We had a foreign exchange gain of $594.  We paid salaries and benefits of $52,342, telephone expenses of $1,870, and travel expenses of $7,140.  We paid transfer agent and filing fees of $15,885 and other general and administrative expenses of $2,328.  As a result, we paid total general and administrative expenses of $99,754.  We had a net loss of $27,833 for the period.  We had an exchange difference on translating foreign operations of $1,696, resulting in a comprehensive loss on $26,137 for the three months ended March 31, 2015.

Comparatively, for the three months ended March 31, 2014, we recorded revenues of $64,911.  We paid accounting and legal expenses of $2,770, a foreign exchange loss of $1,756, and rent expenses of $48,157.  We paid salaries and benefits of $48,157, telephone expenses of $1,451, and travel expenses of $1,112.  We paid transfer agent and filing fees of $14,981 and other general and administrative expenses of $8,142.  We had total general and administrative expenses of $82,286.  Our net loss for the period was $17,375.  We had an exchange difference of $202, resulting in a comprehensive loss of $17,173 for the three months ended March 31, 2014.

The $10,458, or 60.2% increase in the net loss between the three months ended March 31, 2015 compared to the three months ended March 31, 2014 is due to increased director and management fees during the three months ended March 31, 2015.  We earned 10.8% more in revenues, paid 8.7% more salaries and benefits, and paid 6.0% more in transfer agent and filing fees during the three months ended March 31, 2015.

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

In February 2014 two business persons who have vast high level connections to business and technologies in China, Mr. Hin Kwong Sheung and Mr. Jia Charles Yao, joined us as directors. They together invested US$500,000 into Globalink.

With the new injection of capital and human resources, Globalink is also seeking investment opportunity in other industries. One of the other fields of endeavor that Gloablink has been considering is to develop a natural health maintenance system derived from Gingko leaves, among the well-known, is the Gingko Biloba.  Globalink is currently in the process of acquiring 20% of the world's supply of the raw material and also completing purchase agreements with wholesalers and retailers for the purchase and distribution rights of our finished products.  Once all paperwork is in place, Globalink would implement its plans to raise further capital for setting up the processing facilities for the Gingko system of health maintenance products.

Globalink’s website is also under development which will provide a company profile, anticipated implementation of business plans, news and reporting, management and contact information, and provide a name brand and higher exposure to the public.

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements as of March 31, 2015.

Contractual Obligations

On May 4, 2014, the Company entered into a joint venture agreement (the “Agreement”) with Shizhen Bio-Technology Co., Ltd. (“Shizhen Biotech”) in Jiangsu Province, China. Subsequently on May 22, 2014, Globalink (Xuzhou) Bio-Technology Co., Ltd. (the “JV”) was incorporated in Jiangsu Province, China pursuant to the Agreement. The JV has total registered capital of $10,000,000, whereby the Company will invest $8,000,000 to earn an 80% interest of the JV and Shizhen Biotech will invest $2,000,000 to earn the remaining 20%. 15% of the total $10,000,000 investment should be paid up within three months after the incorporation of the JV, with the balance being paid up in the following two years. The JV will be involved in the business of biological science and technology research, biological technology popularization service, and fruit and vegetable distribution. Currently, the JV focuses on developing health supplement products from the extract of gingko leaves. There were no transactions incurred in the JV from its incorporation to the period ended March 31, 2015. As the Company did not make its investment according to the JV agreement, it may lose its right to the JV. However, there is no other liability if the Company eventually does not make any investment in the JV.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report.  Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were not effective as of March 31, 2015.

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

The aforementioned material weaknesses were identified by our CEO and CFO in connection with the review of our consolidated financial statements as of March 31, 2015.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2015.  Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

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

Dated:  May 18, 2015

GLOBALINK, LTD.

By: /s/Hin Kwok Sheung

Hin Kwok Sheung

Chief Executive Officer

By:  /s/Ke Feng (Andrea) Yuan

Ke Feng (Andrea) Yean

Chief Financial Officer