Form 10-Q
period 2015-06-30
GLOBALINK, LTD.
filed 2015-08-14
CIK 1361540

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2015

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

August 14, 2015:

Common Stock  -  42,485,000

As used herein, the terms “Company,” “we,” “our,” “us,” “it,” and “its” refer to Globalink, Ltd., a Nevada corporation and its wholly owned subsidiaries, unless otherwise indicated.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2015 and the results of its operations for the three and six month periods ended June 30, 2015 and 2014 and its cash flows for the six month periods ended June 30, 2015 and 2014.

The quarterly financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s audited financial statements filed with Form 10-K for the years ended December 31, 2014.  The results of operations for the three and six month periods ended June 30, 2015 and 2014 are not necessarily indicative of operating results for the full year.

GLOBALINK, INC.

FORM 10-Q

For the quarterly period ended June 30, 2015

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

GLOBALINK, LTD.

Condensed Consolidated Balance Sheets

 (Expressed in U.S. Dollars)

(Unaudited)

	June 30, 2015	December 31, 2014
	$	$

Assets
Current assets
Cash	1,304,572	1,236,137
Accounts receivable (note 4)	259,948	120,299
Other current assets (note 3)	24,062	28,821
Total current assets	1,588,582	1,385,257

Fixed assets	3,531	3,531
Goodwill	274,449	274,449
Total assets	1,866,562	1,663,237
Liabilities
Current liabilities
Accounts payable and accrued liabilities (notes 5 and 7)	703,021	483,706
Other current liabilities (note 6)	19,132	8,088
Total current liabilities	722,153	491,794

Shareholders’ equity
Common shares, $0.0002 par value; Authorized - 500,000,000 common shares; shares issued and outstanding – 42,485,000 (June 30, 2015 and December 31, 2014 – 42,485,000) (note 8)	8,497	8,497
Additional paid-in-capital	1,459,703	1,459,703
Accumulated other comprehensive loss	(5,911)	(7,691)
Deficit	(317,880)	(289,066)
Total shareholders’ equity	1,144,409	1,171,443
Total liabilities and shareholders’ equity	1,866,562	1,663,237

The notes are an integral part of these condensed consolidated interim financial statements.

GLOBALINK, LTD.

Condensed Consolidated Statements of Comprehensive Loss

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
	$	$	$	$

Revenue (note 9)	84,823	107,627	156,744	172,538
General and administrative expenses
Accounting and legal	2,034	29,348	2,608	32,118
Director and management fees (note 7)	15,000	-	30,000	-
Foreign exchange (gain) loss	(8,982)	4,755	(9,576)	6,511
Rent	5,929	4,694	11,138	8,591
Salaries and benefits	58,240	67,460	110,582	115,617
Telephone	1,545	1,734	3,415	3,185
Transfer agent and filing fees	965	3,467	16,850	18,448
Travel	836	1,103	7,976	2,215
Other general and administrative expenses	10,237	6,922	12,565	15,084
Total general and administrative expenses	(85,804)	(119,483)	(185,558)	(201,769)

Net loss for the period	(981)	(11,856)	(28,814)	(29,231)

Other comprehensive income (loss)
Exchange difference on translating foreign operations	84	294	1,780	496
Comprehensive loss	(897)	(11,562)	(27,034)	(28,735)
Basic and diluted weighted average number of common shares outstanding	42,485,000	26,661,923	42,485,000	25,728,646
Basic and diluted loss per common share	(0.00)	(0.00)	(0.00)	(0.00)

The notes are an integral part of these condensed consolidated interim financial statements.

GLOBALINK, LTD.

Condensed Consolidated Statements of Changes in Equity

(Expressed in U.S. Dollars)

(Unaudited)

	Common shares		Additional paid-in-capital	Accumulated other comprehensive income (loss)	Deficit	Total
	#	$	$	$	$	$
January 1, 2014	24,785,000	4,957	403,243	(9,303)	(174,824)	224,073
Private placements	17,700,000	3,540	1,056,460	-	-	1,060,000
Net loss for the year	-	-	-	-	(114,242)	(114,242)
Foreign currency translation difference	-	-	-	1,612	-	1,612
December 31, 2014	42,485,000	8,497	1,459,703	(7,691)	(289,066)	1,171,443
Net loss for the period	-	-	-	-	(28,814)	(28,814)
Foreign currency translation difference	-	-	-	1,780	-	1,780
June 30, 2015	42,485,000	8,497	1,459,703	(5,911)	(317,880)	1,144,409

The notes are an integral part of these condensed consolidated interim financial statements.

GLOBALINK, LTD.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

For the six months ended June 30,

	2015	2014
	$	$

Cash provided by (used in):
Operating activities
Net loss for the period	(28,814)	(29,231)
Changes in non-cash working capital:
Increase in accounts receivable	(146,927)	(96,930)
Decrease (increase) in other current assets	4,003	(6,546)
Increase in accounts payable and accrued liabilities	238,544	132,822
Increase in other current liabilities	11,535	25,970
Total cash provided by operating activities	78,341	26,086
Investing activities
Purchase of computer equipment	-	(145)
Total cash used in investing activities	-	(145)
Financing activities
Proceeds from share issuance	-	700,000
Advances from shareholders	-	2,729
Total cash provided by financing activities	-	702,729
Increase in cash	78,341	728,670
Effect of exchange rate changes on balance of cash held in foreign currencies	(9,906)	2,873
Cash, beginning of the period	1,236,137	426,088
Cash, end of the period	1,304,572	1,157,631
Supplemental information on cash flows
Income taxes paid	-	-
Interest paid	-	-

Supplemental disclosure with respect to cash flows (note 11)

The notes are an integral part of these condensed consolidated interim financial statements.

GLOBALINK LTD.

Notes to Condensed Consolidated Financial Statements

For the nine months ended June 30, 2015

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

Continuance of operation

These unaudited condensed consolidated financial statements prepared in conformity with US GAAP contemplate continuation of the Company as a going concern. As of June 30, 2015, the Company has an accumulated deficit of $317,880 since inception. Its ability to continue as a going concern depends upon whether it develops profitable operations and continues to raise adequate financing.  However, management believes that the Company has sufficient working capital to meet its projected minimum financial obligations for the next fiscal year. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

As at June 30, 2015, the Company’s financial instruments are comprised of cash, accounts receivable, accounts payable and accrued liabilities and other current liabilities. Cash is measured at fair value using Level 1 inputs. With the exception of cash, all financial instruments held by the Company are measured at amortized cost. The fair values of these financial instruments approximate their carrying value due to their short-term maturities.

Goodwill

The Company recognizes goodwill in accordance with ASC 805 “Business Combination”. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, if any. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit's goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is indicated. The Company concluded that there were no indicators of impairment with respect to the Company's goodwill as of June 30, 2015 and December 31, 2014.

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

3.

OTHER CURRENT ASSETS

The items comprising the Company’s other current assets are summarized below:

	June 30, 2015	December 31, 2014
	$	$
Deposits to hotels	19,821	23,021
Other deposits to suppliers	3,345	4,131
Credit card receivable	896	1,669
Total other current assets	24,062	28,821

4.

ACCOUNTS RECEIVABLE

Accounts receivables consist of trade receivables from travel agents. There are no allowance for doubtful accounts set up as at June 30, 2015 and December 31, 2014.

5.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities mainly consist of trade payables to hotels and travel service suppliers.

6.

OTHER CURRENT LIABILITIES

The items comprising the Company’s other current liabilities are summarized below:

	June 30, 2015	December 31, 2014
	$	$
Unearned revenue	12,520	7,881
Taxes payable	6,612	207
Total other current liabilities	19,132	8,088

7.

TRANSACTIONS WITH RELATED PARTIES

During the six months ended June 30, 2015, the Company paid or accrued management fees of $18,000 (2014 - $Nil) to a company controlled by a director and corporate secretary and $12,000 (2014 - $Nil) to a company controlled by a director and CFO. As of June 30, 2015, $5,000 (December 31, 2014 - $Nil) of the management fees were included in accounts payable and accrued liabilities.

8.

SHAREHOLDERS’ EQUITY

Share capital

Authorized

- 500,000,000 common voting shares with a par value of $0.0002 per share.

Issued and outstanding

As of June 30, 2015, the Company has 42,485,000 shares (December 31, 2014 – 42,485,000) issued and outstanding. There were no share issuances during the six months ended June 30, 2015.

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

The Company has no options or warrants outstanding as of June 30, 2015 or December 31, 2014. There were no option or warrant transactions during the three or six months ended June 30, 2015 or the year ended December 31, 2014.

9.

REVENUE

The Company reports its revenue as an agent on a net basis. The following table shows the gross amount the Company received from customers and the booking costs during the six months ended June 30, 2015 and 2014:

For the three months ended	June 30, 2015	June 30, 2014
	$	$
Gross amount received	1,224,608	1,256,995
Costs	(1,067,864)	(1,084,456)
Revenue	156,744	172,538

10.

SEGMENTED INFORMATION

The Company currently operates in one business segment, which is the internet hotel booking service. Accordingly, the Company does not have separately reportable segments.

11.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

There were no significant non-cash transaction during the six months ended June 30, 2015.

During the six months ended June 30, 2014, the Company issued 200,000 common shares to an arm’s length party for $10,000 of share subscriptions received in advance during the year ended December 31, 2012.

12.

PROPOSED JOINT VENTURE

On May 4, 2014, the Company entered into a joint venture agreement (the “Agreement”) with Shizhen Bio-Technology Co., Ltd. (“Shizhen Biotech”) in Jiangsu Province, China. Subsequently on May 22, 2014, Globalink (Xuzhou) Bio-Technology Co., Ltd. (the “JV”) was incorporated in Jiangsu Province, China pursuant to the Agreement. The JV has total registered capital of $10,000,000, whereby the Company will invest $8,000,000 to earn an 80% interest of the JV and Shizhen Biotech will invest $2,000,000 to earn the remaining 20%. 15% of the total $10,000,000 investment should be paid up within three months after the incorporation of the JV, with the balance being paid up in the following two years. The JV will be involved in the business of biological science and technology research, biological technology popularization service, and fruit and vegetable distribution. Currently, the JV focuses on developing health supplement products from the extract of gingko leaves. There were no transactions incurred in the JV from its incorporation to the period ended June 30, 2015.  As the Company did not make its investment according to the JV agreement, it may lose its right to the JV. However, there is no other liability if the Company eventually does not make any investment in the JV.

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

While the economy is gradually recovering today, OneWorld currently generates sufficient cash flow to maintain its own daily operation.  However, in order to realize effective marketing and promotion, the registrant will need to raise the addition capital through the sale of capital stock in the future.  The use of funds would be rationed for marketing and promotion purposes, expansion of the OneWorld operation and working capital needs.

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

For the six months ended June 30, 2015, we incurred a net loss of $28,814.  We had the following changes in non-cash working capital: We had an increase of $146,927 due to an increase in accounts receivable, a decrease of $4,003 due to other current assets, an increase of $238,544 due to accounts payable and accrued liabilities, and an increase of $11,535 due to other current liabilities.  As a result, we had net cash provided by operating activities of $78,341 for the six months ended June 30, 2015.

For the six months ended June 30, 2014, we incurred a net loss of $29,231.  We had the following changes in non-cash working capital: We had an increase of $96,930 due to accounts receivable, an increase of $6,546 due to other current assets, an increase of $132,822 due to accounts payable and accrued liabilities, and an increase of $25,970 due to other current liabilities.  As a result, we had net cash provided by operating activities of $26,086 for the six months ended June 30, 2014.

The Company did not pursue any investing activities for the six months ended June 30, 2015.

For the six months ended June 30, 2014, the Company paid $145 for the purchase of computer equipment, resulting in total cash used in investing activities of $145 for the period.

For the six months ended June 30, 2015, the Company did not pursue any financing activities.

For the six months ended June 30, 2014, the Company received $700,000 as proceeds from share issuance and $2,729 from advances from shareholders.  As a result, we had total cash provided by financing activities of $702,729 for the period.

Results of Operations

For the three months ended June 30, 2015, we earned revenues of $84,823.  We paid accounting and legal expenses of $2,034 and director and management fees of $15,000.  We had a foreign exchange gain of $8,982 and paid rent expenses of $5,929.  We paid salaries and benefits of $58,240 and telephone expenses of $1,545.  We paid transfer agent and filing fees of $965, travel expenses of $836, and other general and administrative expenses of $10,237.  We had a net loss of $981 for the period.  We had an exchange difference on translating foreign operations of $84.  As a result, we had a comprehensive loss of $897 for the three months ended June 30, 2015.

Comparatively, for the three months ended June 30, 2014, we earned revenues of $107,627.  We paid accounting and legal expenses of $29,348 and had a foreign exchange loss of $4,755.  We paid rent expenses of $4,694 and salaries and benefits of $67,460.  We paid telephone expenses of $1,734 and transfer agent and filing fees of $3,467.  We paid travel expenses of $1,103 and other general and administrative expenses of $6,922.  We had a net loss of $11,856.  We had an exchange difference on translating foreign operations of $294.  As a result, we had a comprehensive loss of $11,562 for the three months ended June 30, 2014.

The $10,875, or 91.7%, decrease in net loss between the three months ended June 30, 2015 compared to the three months ended June 30, 2014 is due to a decrease in accounting and legal fees during the three months ended June 30, 2015.  We earned 21.2% less in revenues, paid 13.7% less in salaries and benefits, and paid 93.1% less in accounting and legal expenses during the three months ended June 30, 2015.

For the six months ended June 30, 2015, we earned revenues of $156,744.  We paid accounting and legal expenses of $2,608 and director and management fees of $30,000.  We had a gain of $9,576 due to foreign exchange and paid rent expenses of $11,138.  We paid salaries and benefits of $110,582, telephone expenses of $3,415, and transfer agent and filing fees of $16,850.  We paid travel expenses of $7,976 and other general and administrative expenses of $12,565.  We had a net loss of $28,814.  We had an exchange difference on translating foreign operations of $1,780.  As a result, we had a comprehensive loss of $27,034 for the six months ended June 30, 2015.

Comparatively, for the six months ended June 30, 2014, we earned revenues of $172,538.  We paid accounting and legal expenses of $32,118 and had a foreign exchange loss of $6,511.  We paid rent expenses of $8,591 and salaries and benefits of $115,617.  We paid telephone expenses of $3,185 and transfer agent and filing fees of $18,448.  We paid travel expenses of $2,215 and other general and administrative expenses of $15,084.  We had a net loss of $29,231.  We had an exchange difference on translating foreign operations of $496.  As a result, we had a comprehensive loss of $28,735 for the six months ended June 30, 2014.

The $417, or 1.4%, decrease in net loss between the six months ended June 30, 2015 compared to the six months ended June 30, 2014 is due to decreased accounting and legal expenses during the six months ended June 30, 2015.  We earned 9.2% less revenues, paid 91.9% fewer accounting and legal fees, paid 4.4% fewer salaries and benefits, and paid 72.2% more travel expenses during the six months ended June 30, 2015.

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

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements as of June 30, 2015.

Contractual Obligations

On May 4, 2014, the Company entered into a joint venture agreement (the “Agreement”) with Shizhen Bio-Technology Co., Ltd. (“Shizhen Biotech”) in Jiangsu Province, China. Subsequently on May 22, 2014, Globalink (Xuzhou) Bio-Technology Co., Ltd. (the “JV”) was incorporated in Jiangsu Province, China pursuant to the Agreement. The JV has total registered capital of $10,000,000, whereby the Company will invest $8,000,000 to earn an 80% interest of the JV and Shizhen Biotech will invest $2,000,000 to earn the remaining 20%. 15% of the total $10,000,000 investment should be paid up within three months after the incorporation of the JV, with the balance being paid up in the following two years. The JV will be involved in the business of biological science and technology research, biological technology popularization service, and fruit and vegetable distribution. Currently, the JV focuses on developing health supplement products from the extract of gingko leaves. There were no transactions incurred in the JV from its incorporation to the period ended June 30, 2015. As the Company did not make its investment according to the JV agreement, it may lose its right to the JV. However, there is no other liability if the Company eventually does not make any investment in the JV.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report.  Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were not effective as of June 30, 2015.

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

The aforementioned material weaknesses were identified by our CEO and CFO in connection with the review of our consolidated financial statements as of June 30, 2015.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2015.  Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:  August 14, 2015

GLOBALINK, LTD.

By: /s/Hin Kwok Sheung

Hin Kwok Sheung

Chief Executive Officer

By:  /s/Ke Feng (Andrea) Yuan

Ke Feng (Andrea) Yean

Chief Financial Officer