Form 10-Q
period 2015-09-30
GLOBALINK, LTD.
filed 2015-11-13
CIK 1361540

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2015

-OR-

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number 333-133961

Globalink, Ltd.

(Exact name of registrant as specified in its charter)

Nevada	06-1812762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

365 Boundary Road Vancouver, BC	V5K 4S1
(Address of principal executive offices)	(Zip Code)

(604) 828-8822

(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of outstanding shares of the registrant's common stock, November 13, 2015: Common Stock - 43,585,000

As used herein, the terms “Globalink”, “Company,” “we,” “our,” “us,” “it,” and “its” refer to Globalink, Ltd., a Nevada corporation and its wholly owned subsidiaries, unless otherwise indicated.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2015 and the results of its operations for the three and nine month periods ended September 30, 2015 and 2014 and its cash flows for the nine month periods ended September 30, 2015 and 2014.

The quarterly financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company’s audited financial statements filed with Form 10-K for the years ended December 31, 2014. The results of operations for the three and nine month periods ended September 30, 2015 and 2014 are not necessarily indicative of operating results for the full year.

2

GLOBALINK, INC.

FORM 10-Q

For the quarterly period ended September 30, 2015

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults upon Senior Securities	23
Item 4. Mine Safety Disclosure	23
Item 5. Other Information	23
Item 6. Exhibits	23

SIGNATURES	24

GLOBALINK, LTD.

Condensed Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	September 30, 2015	December 31, 2014
	$	$

Assets
Current assets
Cash	1,357,472	1,236,137
Accounts receivable (note 4)	147,168	120,299
Other current assets (note 3)	93,376	28,821
Total current assets	1,598,016	1,385,257

Fixed assets	10,446	3,531
Goodwill	274,449	274,449
Total assets	1,882,911	1,663,237
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 5)	630,178	483,706
Due to related parties (note 7)	5,000	—
Other current liabilities (note 6)	30,416	8,088
Total current liabilities	665,594	491,794

Shareholders’ equity
Common shares, $0.0002 par value; Authorized - 500,000,000 common shares; shares issued and outstanding – 43,585,000 (December 31, 2014 – 42,485,000) (note 8)	8,717	8,497
Additional paid-in-capital	1,605,244	1,459,703
Accumulated other comprehensive loss	(7,575)	(7,691)
Deficit	(389,069)	(289,066)
Total shareholders’ equity	1,217,317	1,171,443
Total liabilities and shareholders’ equity	1,882,911	1,663,237

The notes are an integral part of these condensed consolidated interim financial statements.

GLOBALINK, LTD.

Condensed Consolidated Statements of Comprehensive Loss

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
	$	$	$	$

Revenue (note 9)	102,790	97,008	259,534	269,546
General and administrative expenses
Accounting and legal	36,696	7,106	39,304	39,224
Management fees (note 7)	15,000	—	45,000	—
Foreign exchange (gain) loss	(887)	(6,329)	(10,463)	182
Rent	5,917	5,120	17,055	13,711
Salaries and benefits	59,290	66,596	169,872	182,213
Stock-based compensation (note 8)	35,761	—	35,761	—
Telephone	1,650	1,678	5,065	4,863
Transfer agent and filing fees	1,025	1,885	17,875	20,333
Travel	9,146	5,809	17,122	8,024
Other general and administrative expenses	10,381	6,783	22,946	21,867
Total general and administrative expenses	(173,979)	(88,648)	(359,537)	(290,417)

Net income (loss) for the period	(71,189)	8,360	(100,003)	(20,871)

Other comprehensive income (loss)
Exchange difference on translating foreign operations	(1,664)	(571)	116	(75)
Comprehensive income (loss)	(72,853)	7,789	(99,887)	(20,946)
Basic and diluted weighted average number of common shares outstanding	42,915,315	37,609,415	42,630,055	29,785,733
Basic and diluted earnings (loss) per common share	(0.00)	0.00	(0.00)	(0.00)

The notes are an integral part of these condensed consolidated interim financial statements.

GLOBALINK, LTD.

Condensed Consolidated Statements of Changes in Equity

(Expressed in U.S. Dollars)

(Unaudited)

	Common shares		Additional paid-in-capital	Accumulated other comprehensive income (loss)	Deficit	Total
	#	$	$	$	$	$
January 1, 2014	24,785,000	4,957	403,243	(9,303)	(174,824)	224,073
Private placements	17,700,000	3,540	1,056,460	—	—	1,060,000
Net loss for the year	—	—	—	—	(114,242)	(114,242)
Foreign currency translation difference	—	—	—	1,612	—	1,612
December 31, 2014	42,485,000	8,497	1,459,703	(7,691)	(289,066)	1,171,443
Private placement	1,100,000	220	109,780	—	—	110,000
Stock-based compensation	—	—	35,761	—	—	35,761
Net loss for the period	—	—	—	—	(100,003)	(100,003)
Foreign currency translation difference	—	—	—	116	—	116
September 30, 2015	43,585,000	8,717	1,605,244	(7,575)	(389,069)	1,217,317

The notes are an integral part of these condensed consolidated interim financial statements.

GLOBALINK, LTD.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

For the nine months ended September 30,

	2015	2014
	$	$

Cash provided by (used in):
Operating activities
Net loss for the period	(100,003)	(20,871)
Item not involving cash:
Stock-based compensation	35,761	—
Changes in non-cash working capital:
Increase in accounts receivable	(45,711)	(65,944)
Decrease (increase) in other current assets	(64,813)	3,380
Increase in accounts payable and accrued liabilities	148,576	40,286
Increase in other current liabilities	24,960	6,217
Total cash used in operating activities	(1,230)	(36,932)
Investing activities
Purchase of fixed assets	(6,915)	(1,500)
Total cash used in investing activities	(6,915)	(1,500)
Financing activities
Proceeds from share issuance	110,000	850,000
Share subscription received in advance	—	100,000
Advances from shareholders	—	(31,646)
Total cash provided by financing activities	110,000	918,354
Increase in cash	101,855	879,922
Effect of exchange rate changes on balance of cash held in foreign currencies	19,480	(16,996)
Cash, beginning of the period	1,236,137	426,088
Cash, end of the period	1,357,472	1,289,014
Supplemental information on cash flows
Income taxes paid	—	10,972
Interest paid	—	—

Supplemental disclosure with respect to cash flows (note 11)

The notes are an integral part of these condensed consolidated interim financial statements.

GLOBALINK LTD.

Notes to Condensed Consolidated Financial Statements

For the nine months ended September 30, 2015

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

On May 4, 2014, the Company entered into a joint venture agreement (the “Agreement”) with Shizhen Bio-Technology Co., Ltd. (“Shizhen Biotech”) in Jiangsu Province, China. On May 22, 2014, Globalink (Xuzhou) Bio-Technology Co., Ltd. (“Globalink Xuzhou”) was incorporated in Jiangsu Province, China pursuant to the Agreement. Globalink Xuzhou has total registered capital of $10,000,000, whereby the Company will invest $8,000,000 to earn an 80% interest in Globalink Xuzhou and Shizhen Biotech will invest $2,000,000 to earn the remaining 20%. Globalink Xuzhou will be involved in the business of biological science and technology research, biological technology popularization service, and fruit and vegetable distribution. Currently, Globalink Xuzhou focuses on developing health supplement products from the extract of gingko leaves. In August 2015, the Company transferred $500,000 to Globalink Zuzhou to start developing a gingko plantation in Pizhou City, Jiangsu Province. The Company transferred an additional $300,000 in October 2015.

2. SIGNIFICANT ACCOUNTING POLICIES

Statement of presentation and consolidation

These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. Certain information and footnote disclosures normally present in annual financial statements have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2014 as disclosed in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 30, 2015. Operating results for the nine month period ended September 30, 2015 may not necessarily be indicate of the results for the year ending December 31, 2015.

Continuance of operation

These unaudited condensed consolidated financial statements prepared in conformity with US GAAP contemplate continuation of the Company as a going concern. As of September 30, 2015, the Company has an accumulated deficit of $389,069 since inception. Its ability to continue as a going concern depends upon whether it develops profitable operations and continues to raise adequate financing. However, management believes that the Company has sufficient working capital to meet its projected minimum financial obligations for the next fiscal year. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. Subsidiaries are the entities controlled by the Company. All inter-company transactions and balances between the Company and its subsidiaries have been eliminated upon consolidation.

The subsidiaries are consolidated from the date on which control is transferred to the Company and will cease to be consolidated from the date on which control is transferred out of the Company.

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

Foreign currency translation

Functional and presentation currency

Items included in the financial statements of each of the Company’s subsidiaries are measured using the currency of the primary economic environment in which the subsidiary operates (“the functional currency”), which is the Chinese Renminbi (“RMB”) for Globalink Xuzhou and Canadian dollar (“CAD”) for OneWorld. The unaudited condensed consolidated financial statements are presented in United States dollar (“USD”), which is the functional currency of the parent company. The operating subsidiaries’ financial statements are prepared in its respective functional currencies before translating to the presentation currency which is the USD. The Company uses the current rate method for translating the financial statements to the reporting currency. Under this method, items in the statement of operations are translated into the presentation currency using the average exchange rate for the year. Assets and liabilities are translated at the year-end rate. All resulting exchange differences are reported as a separate component of other comprehensive income.

Transactions and balances

Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the transactions or valuations where items are re-measured. Foreign exchange gains and losses resulting from settlement of such transactions and from the translation at period end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the profit or loss in “foreign exchange (gain) loss”.

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

As at September 30, 2015, the Company’s financial instruments are comprised of cash, accounts receivable, accounts payable and accrued liabilities and other current liabilities. Cash is measured at fair value using Level 1 inputs. With the exception of cash, all financial instruments held by the Company are measured at amortized cost. The fair values of these financial instruments approximate their carrying value due to their short-term maturities.

Goodwill

The Company recognizes goodwill in accordance with ASC 805 “Business Combination”. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, if any. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit's goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is indicated. The Company concluded that there were no indicators of impairment with respect to the Company's goodwill as of September 30, 2015 and December 31, 2014.

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

Earnings (Loss) per Common Share

Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share is determined by dividing earnings (loss) by the diluted weighted average number of shares outstanding. Diluted weighted average number of shares reflects the dilutive equity instruments, if any, of potentially dilutive common shares, such as stock options and warrants calculated using the treasury stock method. In periods with reported net operating losses, all common stock options and warrants are deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal. The 6,000,000 stock options outstanding as of September 30, 2015 were excluded from the calculation of diluted loss per common share for the three and nine month period ended September 30, 2015.

Stock-based compensation

The Company accounts for stock-based employee compensation plans under the fair value recognition and measurement provisions of ASC 718 “Stock Compensation” (ASC 718). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all stock-based payments including stock options, restricted stock units and shares issued under the Company’s employee stock purchase plan. Pursuant to ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

Segment reporting

FASB ASC 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

As of September 30, 2015, the Company is organized into two main business segments: hotel booking services and gingko plantation cultivation.

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

3. OTHER CURRENT ASSETS

The items comprising the Company’s other current assets are summarized below:

	September 30, 2015	December 31, 2014
	$	$
Deposits to hotels	22,318	23,021
Other deposits to suppliers	67,198	4,131
Credit card receivable	3,860	1,669
Total other current assets	93,376	28,821

4. ACCOUNTS RECEIVABLE

Accounts receivables consist of trade receivables from travel agents. There was no allowance for doubtful accounts as at September 30, 2015 and December 31, 2014.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities mainly consist of trade payables to hotels and travel service suppliers.

6. OTHER CURRENT LIABILITIES

The items comprising the Company’s other current liabilities are summarized below:

	September 30, 2015	December 31, 2014
	$	$
Unearned revenue	20,346	7,881
Taxes payable	10,070	207
Total other current liabilities	30,416	8,088

7. TRANSACTIONS WITH RELATED PARTIES

During the nine months ended September 30, 2015, the Company paid or accrued management fees of $27,000 (2014 - $Nil) to a company controlled by a director and corporate secretary and $18,000 (2014 - $Nil) to a company controlled by a director and CFO. As of September 30, 2015, $5,000 (December 31, 2014 - $Nil) of the management fees were included in accounts payable and accrued liabilities.

In September 2015, 5,250,000 stock options were granted to directors and officers with a total fair value of $260,439 at the date of grant, $31,291 of which was amortized and recorded in the statement of comprehensive income (loss) during the three and nine months ended September 30, 2015.

8. SHAREHOLDERS’ EQUITY

Share capital

Authorized

-	500,000,000 common voting shares with a par value of $0.0002 per share.

Issued and outstanding

As of September 30, 2015, the Company has 43,585,000 shares (December 31, 2014 – 42,485,000) issued and outstanding.

During the nine months ended September 30, 2015:

In September 2015, the Company issued 1,100,000 common shares to an arm’s length party for total proceeds of $110,000.

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

Stock options

The Company adopted a Stock Awards Plan under which it is authorized to grant options to directors, employees and consultants, to acquire up to 6,000,000 common shares. The exercise price of each option is based on the market price of the Company's stock for a period preceding the date of grant. The options can be granted for a maximum term of 5 years. The vesting terms of the options are determined by the board of directors at the time of grant.

On September 16, 2015, 6,000,000 stock options were granted to directors, officers and consultants with an exercise price of $0.075 expiring on September 16, 2020, 10% vesting at the date of grant, with the remaining 90% vested at a rate of 15% every six months thereafter. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted. The fair value of the stock options granted was $297,645 ($0.0496 per option). $35,761 was amortized and recorded in the statement of comprehensive income (loss) during the three and nine months ended September 30, 2015.

The fair value of the stock options granted was determined using the following assumptions:

Nine months ended September 30, 2015
Risk free interest rate	1.44%
Volatility	242.72%
Expected life of options	5 years
Dividend rate	0%
Expected forfeiture rate	0%

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Values

Balance, December 31, 2013 and 2014	-	-	-
Granted	6,000,000	$0.075	$0.75

Balance, at September 30, 2015	6,000,000	$0.075	$—
Exercisable, September 30, 2015	600,000	$0.075	$—

As at September 30, 2015, the following incentive stock options are outstanding:

Number of Options	Exercise Price	Expiry Date

6,000,000	$0.075	September 16, 2020

9. REVENUE

The Company reports its revenue as an agent on a net basis. The following table shows the gross amount the Company received from customers and the booking costs during the nine months ended September 30, 2015 and 2014:

For the nine months ended:	September 30, 2015	September 30, 2014
	$	$
Gross amount received	2,163,953	2,493,682
Costs	(1,904,419)	(2,224,136)
Revenue	259,534	269,546

10. SEGMENTED INFORMATION

Before September 2015, the Company operated in one business segment, which is hotel booking services. Accordingly, the Company did not have separately reportable segments. In September 2015, the Company started to develop a gingko plantation cultivation business in China.

Management of the Company determined that as of September 30, 2015, the Company is organized into two main business segments: hotel booking services and gingko plantation cultivation.

The table below provides information regarding operating, revenues and fixed assets for the nine months ended September 30, 2015:

	Hotel booking	Gingko plantation
Revenue	$259,534	$—
Operating loss	$(85,950)	$(14,053)
Fixed assets	$3,531	$6,915

11. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

There were no significant non-cash transaction during the nine months ended September 30, 2015.

During the nine months ended September 30, 2014, the Company issued 200,000 common shares to an arm’s length party for $10,000 of share subscriptions received in advance during the year ended December 31, 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain information included in this discussion may constitute forward-looking statements. Readers are cautioned not to put undue reliance on forward-looking statements. These statements relate to future events or the Company’s future performance, business prospects or opportunities. All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements are often, but not always, identified by the use of words such as "seek", "anticipate", "plan", "continue", "estimate", "expect", "may", "will", "project", "predict", "potential", "targeting", "intend", "could", "might", "should", "believe" and similar expressions. Forward-looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation, risks and uncertainties relating to agricultural and travel business industries. Forward-looking information is in addition based on various assumptions including, without limitation, the expectations and beliefs of management, that the Company can access financing, appropriate equipment and sufficient labour. Should one or more of these risks and uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in forward-looking statements.

Business Overview

Gingko plantation cultivation and development

In 2014, a group of new Chinese investors joined us who brought to the Company over $1 million in capital and also a lot of good business projects and opportunities from China. From all the business projects available, we chose the gingko extract product project which will expand into other herbal health/nutrition products in the future. We chose the project not only because its high return, but also because we believe health industry is a fast growing industry in China, and we have strong technical and marketing strength in this area.

Ginkgo has been used for medicinal purposes for almost 5,000 years. In Chinese traditional medicine, it is used to treat asthma, bronchitis, and various brain disorders. In Asia, ginkgo tree seeds are used to aid digestion and to reduce the intoxicating effects of alcohol. In Europe and North America, ginkgo extract is used for the treatment of circulatory problems, immune system dysfunction and cognitive disorders, including memory loss.

On May 4, 2014, the Company entered into a joint venture agreement (the “Agreement”) with Shizhen Bio-Technology Co., Ltd. (“Shizhen Biotech”) in Jiangsu Province, China. On May 22, 2014, Globalink (Xuzhou) Bio-Technology Co., Ltd. (“Globalink Xuzhou”) was incorporated in Jiangsu Province, China pursuant to the Agreement. Gloablink Xuzhou has total registered capital of $10,000,000, whereby the Company will invest $8,000,000 to earn an 80% interest in Globalink Xuzhou and Shizhen Biotech will invest $2,000,000 to earn the remaining 20%. In August 2015, the Company transferred $500,000 to Globalink Zuzhou to start developing a gingko plantation in Pizhou City, Jiangsu Province. The Company transferred an additional $300,000 in October 2015.

Globalink Xuzhou will be involved in the business of biological science and technology research, biological technology popularization service, and fruit and vegetable distribution. Currently, Globalink Xuzhou is focused on developing health supplement products from the extract of gingko leaves.

In October 2015, Golablink Xuzhou finished acquiring the right of use of 100 acres of farm land, and started to clean up and prepare the land. Our plantation is located at Pizhou, the hometown of gingko biloba growing in China. Pizhou has a long history of gingko cultivation in China and is the largest of the top four gingko cultivation areas in China. We also finished acquiring approximately 60 tons of gingko seeds which will be planted before next March. All infrastructure work is in process, hydro and irrigation, road construction, storage rooms, fence and security, etc. We anticipate our plantation will start producing quality raw gingko leaves in 2016 and start to generate revenue by selling dried gingko leaves.

Hotel booking service

During 2008, we started generating revenue upon completion of the acquisition of OneWorld Hotel Destination Services, Inc. We acquired all of the common shares of OneWorld for 2,000,000 common shares and a promissory note. In addition, we are seeking to expand our revenue base by adding new customers and increasing our marketing and advertising.

Due to the recession in 2009, the Company halted the plan to raise extra capital which is for the completion of the online hotel room reservation web site and the expansion of the Hotel booking business. The Company decided to allocate the majority of cash flows to maintain the operations of One World because of the recession in 2009. The officers and directors also agreed not to receive cash compensation for their management work in the Company including the continuation of the development of the website in-house by the directors, the defraying of marketing, promotion and travel.

While the economy is gradually recovering today, OneWorld currently generates sufficient cash flow to maintain its own daily operation. However, in order to realize effective marketing and promotion, the Company will need to raise the addition capital through the sale of capital stock in the future. The use of funds would be rationed for marketing and promotion purposes, expansion of the OneWorld operation and working capital needs.

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

For the nine months ended September 30, 2015, we incurred a net loss of $100,003. We had an increase of $35,761 in non-cash expenses due to stock based compensation. We had the following changes in non-cash working capital: We had an increase in accounts receivable of $45,771 and an increase in other current assets of $64,813. We had an increase in accounts payable and accrued liabilities of $148,576 and an increase in other current liabilities of $24,960. As a result, we had total cash used in operating activities of $1,230 for the nine months ended September 30, 2015.

For the nine months ended September 30, 2014, we incurred a net loss of $20,871. We had the following changes in non-cash working capital: We had an increase in accounts receivable of $65,944 and a decrease in other current assets of $3,380. We had an increase in accounts payable and accrued liabilities of $40,286 and an increase in other current liabilities of $6,217. As a result, we had total cash used in operating activities of $36,932 for the nine months ended September 30, 2014.

During the nine months ended September 30, 2015, we purchased fixed assets of $6,915, resulting in net cash used in investing activities of $6,915 for the period.

During the nine months ended September 30, 2014, we purchased fixed assets of $1,500, resulting in net cash used in investing activities of $1,500 for the period.

During the nine months ended September 30, 2015, we received proceeds from share issuances of $110,000, resulting in net cash provided by financing activities of $110,000 for the period.

During the nine months ended September 30, 2014, we received proceeds from share issuances of $850,000. We received $100,000 from share subscription received in advance and repaid $31,646 of advances from shareholders. As a result, we had total cash provided by financing activities of $918,354 for the nine months ended September 30, 2014.

Results of Operations

For the three months ended September 30, 2015, we earned revenues of $102,790. We paid accounting and legal expenses of $36,696 and management fees of $15,000. We had a foreign exchange gain of $887 and paid rent of $5,917. We paid salaries and benefits of $59,290 and stock based compensation of $35,761. We paid telephone expenses of $1,650 and transfer agent and filing fee expenses of $1,025. We paid travel expenses of $9,146 and other general and administrative expenses of $10,381. We paid total general and administrative expenses of $173,979, resulting in a net loss of $71,189. We had a negative exchange difference on translating foreign operations of $1,664, resulting in a comprehensive loss of $72,853 for the three months ended September 30, 2015.

Comparatively, for the three months ended September 30, 2014, we earned revenues of $97,008. We paid accounting and legal expenses of $7,106 and had a foreign exchange gain of $6,329. We paid rent expenses of $5,120 and paid salaries and benefits of $66,596. We paid telephone expenses of $1,678 and transfer agent and filing fees of $1,885. We paid travel expenses of $5,809 and paid other general and administrative expenses of $6,783. We paid total general and administrative expenses of $88,648, resulting in net income of $8,360. We had a negative exchange difference on translating foreign operations of $571, resulting in comprehensive income of $7,789 for the three months ended September 30, 2014.

The $79,549 increase in net loss between the three months ended September 30, 2015 compared to the three months ended September 30, 2014 is due to an increase in management fees and stock based compensation during the three months ended September 30, 2015. In addition, we had an 80.63% increase in accounting and legal fees during the three months ended September 30, 2015 as a result of audit fees of the comparative period being recorded in second quarter instead of third quarter. As such, the accounting and legal fees for nine months ended September 30, 2015 and 2014 are comparable. We earned $5,782, or 5.62%, more in revenues and paid $7,306, or 10.97%, less in salaries and benefits during the three months ended September 30, 2015.

For the nine months ended September 30, 2015, we earned revenues of $259,534. We paid accounting and legal expenses of $39,304 and management fees of $45,000. We had a foreign exchange gain of $10,463 and paid rent expenses of $17,055. We paid salaries and benefits of $169,872 and paid stock based compensation of $35,761. We paid telephone expenses of $5,065 and transfer agent and filing fees of $17,875. We paid travel expenses of $17,122 and other general and administrative expenses of $22,946. We paid total general and administrative expenses of $359,537, resulting in a net loss of $100,003 for the period. We had a gain on the exchange difference on translating foreign operations of $116, resulting in a comprehensive loss of $99,887 for the nine months ended September 30, 2015.

Comparatively, for the nine months ended September 30, 2014, we earned revenues of $269,546. We paid accounting and legal fees of $39,224 and had a foreign exchange loss of $182. We paid rent expenses of $13,711 and salaries and benefits of $182,213. We paid telephone expenses of $4,863 and transfer agent and filing fees of $20,333. We paid travel expenses of $8,024 and paid other general and administrative expenses of $21,867. We paid total general and administrative expenses of $290,417, resulting in net loss of $20,871. We had a loss on the exchange difference on translating foreign operations of $75, resulting in comprehensive loss of $20,946 for the nine months ended September 30, 2014.

The $69,120, or 19.22%, increase in net loss between the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is due to increased management fees and increased stock based compensation during the nine months ended September 30, 2015. We earned $10,012, or 3.71% fewer revenues, paid $3,344, or 19.61% more for rent, and paid $12,341, or 6.77% less for salaries and benefits for the nine months ended September 30, 2015.

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

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements as of September 30, 2015.

Contractual Obligations

The Company had no material contractual obligations as of September 30, 2015.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were not effective as of September 30, 2015.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2015. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not applicable for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 8, 2015, the registrant issued 1,100,000 restricted common shares to Yuan Chao Zhao for $110,000. These shares are exempt from registration under Section 4(a)(2) of the Securities Act. Yuan Chao Zhao is a sophisticated investor, has access to the type of information normally provided in a prospectus for a registered securities offering, and has agreed not to resell or distribute the securities to the public.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 31*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: November 13, 2015		GLOBALINK, LTD.

	By:	/s/ Hin Kwok Sheung
Hin Kwok Sheung
Chief Executive Officer

	By:	/s/ Ke Feng (Andrea) Yuan
Ke Feng (Andrea) Yean
Chief Financial Officer

