Form 10-K
period 2015-12-31
GLOBALINK, LTD.
filed 2016-04-04
CIK 1361540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  ☐  Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐  Yes  ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 31, 2016 was 45,585,000 shares.

No documents are incorporated into the text by reference.

Table of Contents

Page
PART I	3
Item 1. Business	3
Item 1A. Risk Factors	5
Item 2. Properties	5
Item 3. Legal Proceedings	6
Item 4. Mine Safety Disclosures	6

PART II	7
Item 5. Market for Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	7
Item 6. Selected Financial Data	8
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	12
Item 8. Financial Statements and Supplementary Data	13
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures	33
Item 9A. Controls and Procedures	33
Item 9B. Other Information	34

PART III	35
Item 10. Directors and Executive Officers, Promoters, Control Persons, and Corporate Governance	35
Item 11. Executive Compensation	37
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	38
Item 13. Certain Relationships and Related Transactions, and Director Independence	48
Item 14. Principal Accountant Fees and Services	39

PART IV	40
Item 15. Exhibits, Financial Statement Schedules	40
Signatures	41

PART I

ITEM 1. BUSINESS

Globalink Ltd. (the “registrant”, the “Company”, “we” or “us”) was incorporated in the state of Nevada on February 3, 2006. On October 31, 2008, the registrant acquired OneWorld Hotel Destination Service Inc (“OneWorld”) in Vancouver, B.C. Canada. The registrant focused its efforts in the internet hotel booking services arena since then.

OneWorld is a hotel booking company which has established strong relationships with major hotel chains such as Radisson, Hilton and Sheraton. Its clients include travel agents in major cities such as Vancouver, Toronto, Calgary, and Montreal. After the acquisition the Company has put the OneWorld operations into the online platform.

Our hotel travel booking website for the business-to-business stage was completed and officially launched in 2012. The site facilitates travel agencies to book rooms directly via the internet without having to personally call the office for booking. The website facilitates the company’s travel agency customers, who already have or will set up accounts with us (B to B).

B to B is defined as business interactions between one business entity (OneWorld) to other business entities (the travel agencies in the travel industry). Our next stage of the website development will be to facilitate non-business customers such that any individuals wishing to book rooms themselves may do so from our website instead of booking through their travel agencies (B to C). B to C is defined as business interactions between a business entity (OneWorld) and the individual customers, be they an individual or corporation, whose business is not related to the travel industry. This website is currently in the process of being developed stage by stage. The complexity and the size of the website and its functionality will increase as OneWorld's business volume increases.

In 2014, a group of new Chinese investors joined us who brought to the Company over $1,000,000 in capital and also good business prospects and opportunities from China. From all the business prospects available, we chose the gingko extract project which will expand into other herbal health/nutrition products in the future. We chose the project not only because of the possibility of its high returns, but also because we believe that the health industry is a fast growing industry in China, and we have strong technical and marketing strength in this area.

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

On May 4, 2014, the Company entered into a joint venture agreement (the “Agreement”) with Shizhen Bio-Technology Co., Ltd. (“Shizhen Biotech”) in Jiangsu Province, China. On May 22, 2014, Globalink (Xuzhou) Bio-Technology Co., Ltd. (“Globalink Xuzhou”) was incorporated in Jiangsu Province, China pursuant to the Agreement. Globalink Xuzhou has total registered capital of $10,000,000, whereby the Company will invest $8,000,000 to earn an 80% interest in Globalink

Xuzhou and Shizhen Biotech will invest $2,000,000 to earn the remaining 20%. In August 2015, the Company transferred $500,000 to Globalink Xuzhou to start developing a gingko plantation in Pizhou City, Jiangsu Province. The Company transferred an additional $300,000 in October 2015. As at December 31, 2015, we own 100% of Globalink Xuzhou.

Globalink Xuzhou will be involved in the business of biological sciences and technology research, biological technology popularization services, and fruit and vegetable distribution. Currently, Globalink Xuzhou is focused on developing health supplement products from the extract of gingko leaves.

In October 2015, Golablink Xuzhou leased 100 acres of farm land located at Pizhou, the hometown of gingko biloba growing in China. Pizhou has a long history of gingko cultivation in China and is the largest of the top four gingko cultivation areas in China. All infrastructure work is in process, hydro and irrigation, road construction, storage rooms, fencing and security, etc. The Company has planted gingko seeds on the leased farm land as at March 31, 2016. We anticipate to generate revenues by selling dried gingko leaves in fiscal 2016.

On October 13, 2015, the Company incorporated a wholly-owned subsidiary, Globalink (Zhejiang) Bio-Technology Co. Ltd. (“Globalink Zhejiang”) in Ningbo city, Jiangsu Province, China. Globalink Zhejiang will be involved in research and development, cultivation, extraction, and application of gingko trees and other economic plants. Globalink Xuzhou transferred RMB800,000 ($123,200) to Globalink Zhejiang in October 2015 to start its operations.

In January 2016, Globalink Zhejiang entered into a Technology Development Service Agreement (the “Agreement”) with Zhejiang Pharmaceutical College. Pursuant to the Agreement, Zhejiang Pharmaceutical College will do research on (1) developing culture medium that is fit for the formation of callus tissue of gingko leaves; (2) developing growth culture medium that is fit for subculture of callus tissue of gingko leaves, and at the same time, synthesizes the object product – gingko flavone and gingkolide; (3) optimizing the processes of extracting gingko flavone and gingkolide, in order to enhance yield.

We expect a summary of the research project by the end of fiscal year 2016 which may lead to a conclusion on whether we can apply the technology into a commercial production of gingko leaves in a controlled lab environment.

To cope with the Company’s new business plan and developing goals, the Company has adjusted its board and management team. The Company’ current board and management team are as follows:

Mr. Hin Kwok Sheung – Director, CEO and President. Mr. Sheung takes care of overall operations of the Company and focuses on investment activities.

Mr. Robin Young – Director, Secretary. Mr. Robin is responsible for public company operation, compliance and marketing.

Ms. Ke Feng (Andrea) Yuan – Director, CFO. Ms. Yuan takes care of the accounting and financial reporting duties. She also assists Mr. Young on the Company’s administration and compliance requirements.

Mr. Jia Charles Yao – Director. Mr. Yao coordinates general investing work in China.

Mr. Yan Zhuang – Director, General Manager of Chinese subsidiaries. Mr. Zhuang is a professional manager in both the pharmaceutical and biotech industries.

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

We believe that while we currently may have disadvantages in this market, the growth of this market will allow us to earn additional market share if we can maintain reliable, responsive, and quality service to our customers and hotel suppliers.

We intend to use our expertise in the North American and Chinese markets and a user-friendly website to compete with the major competitors in this field. We will compete on the basis of ease of use, pricing and customer preference. Our competitors are well established, substantially larger and have substantially greater market recognition, greater resources and broader capabilities than we have. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by the registrant may have a material adverse effect on our business, prospects, financial condition and results of operations.

In the case of the gingko system of health maintenance products, it is a known fact that the world population of people over the age of 60 is rapidly increasing year by year. In the country of China, there are 200 million people over the age of 60. The demand for gingko biloba products way surpasses the current supply. This situation resulted from no public exposure to the gingko products through media advertisements or the internet. There are many existing similar health maintenance products in the market in China and the rest of the world.

We will use our business acumen, our business connections and access to high level of technological expertise to carve out a world market share in this specialty health enhancement and maintenance field. There can be no assurance that we will be able to compete successfully against current and future competitors.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. PROPERTIES

The Company leases its administrative offices located at 365 Boundary Road, Vancouver, BC, for C$8,400 per year. The office is approximately 315 square feet, and the lease started on July 1, 2014.

OneWorld’s office consists of approximately 736 square feet and is located at #210-4751 Garden City Road, Richmond, BC, V6X 3M7. OneWorld leases its offices for C$17,182 per year.

Globalink Xuzhou leases its office located at Room 707, Tongcheng Commercial Apartment, Pizhou City, Jiangsu Province, China at a cost of RMB17,400 per year. The office is approximately 96 square meters.

Globalink Zhejiang leases its office located at Room 712-713, C4 Building, #299 High Technology District, Ningbo City, Jiangsu Province, China at a cost of RMB66,430 per year. The office is approximately 47 square meters.

The total operating rent expense for the year ended December 31, 2015 was $26,160 and $19,340 for December 31, 2014.

ITEM 3. LEGAL PROCEEDINGS

The registrant is not aware of any pending or threatened litigation as at December 31, 2015 and 2014.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Item 5(a)

a) Market Information

Not applicable.

b) Holders

At March 31, 2016, there were approximately 49 shareholders of the registrant.

c) Dividends

Holders of the registrant's common stock are entitled to receive such dividends as may be declared by its board of directors. No dividends on the registrant’s common stock have ever been paid, and the registrant does not anticipate that dividends will be paid on its common stock in the foreseeable future.

d) Securities authorized for issuance under equity compensation plans

No securities are authorized for issuance by the registrant under equity compensation plans.

e) Performance graph

Not applicable.

f) Sale of unregistered securities

None.

Item 5(b)

a) Use of Proceeds

Not applicable.

Item 5(c)

a) Purchases of Equity Securities by the issuer and affiliated purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Hotel booking

During 2008, we started generating revenue upon completion of the acquisition of OneWorld. We acquired all of the shares of common stock of OneWorld for 2,000,000 shares of common stock and a promissory note in the amount of $150,000. In addition, we are seeking to expand our revenue base by adding new customers and increasing our marketing and advertising for OneWorld’s operations.

OneWorld currently generates sufficient cash flow to maintain its own daily operations. However, in order to realize effective marketing and promotion, the registrant will need to raise additional capital through the sale of capital stock in the future. The use of funds would be rationed for marketing and promotion purposes, expansion of the OneWorld operations and working capital needs.

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

- Governmental regulations on use of Internet as a tool to conduct business transaction; and

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

Gingko plantation, and related research and development

Ginkgo is a fundamental ingredient in Traditional Chinese Medicine (“TCM”) and is administered both as a tea and by way of tablets comprised of the active chemical constituents that have been extracted from dried leaves and concentrated. TCM posits that ginkgo is imbued with healing qualities and is prescribed by TCM healers to address a wide range of ailments. Over the last several decades, tablets or pills manufactured from the extract of ginkgo leaves have proliferated across Europe and North America where ginkgo is becoming widely accepted as an herbal remedy for a variety of health conditions, principally memory loss and dementia. Ginkgo leaf extract is used in medicine due to its therapeutic actions in regulating cerebral blood flow, protection against free radicals, and delaying the progress of dementia and diabetes.

Our ginkgo tree plantation will deploy the latest scientific and technical practices available to us throughout the growth and processing cycle to maximize output of high quality dried ginkgo leaves. We will incorporate European-style Good Agricultural Practices (“GAP”) throughout all phases of the growing, processing and distribution process and will seek to integrate our customer’s good agricultural practices into our processes and procedures so that buyers will have confidence that the product they purchase from us satisfies their standards. For example, we will provide to our clients’ reference data that we gather from the soil in which we grow the trees and the leaves we harvest, including information relating to the content of the active ingredients in ginkgo and the indicators of heavy metal, pesticide residues, moisture and microbes on the leaves in that batch, among other information. We believe that we will be among the only independent ginkgo growers in China to employ these practices in our operations and that customers will value our transparency as they seek to satisfy stringent requirements with respect to the quality of the products they sell.

We currently lease approximately 100 acres of land from the local government at which we are establishing a study plot to implement GAP and the other technical agricultural and administrative practices we intend to implement on our plantation. We will engage local farmers who will plant, maintain and harvest leaves at our plantation. We will use the study plot to demonstrate the effectiveness of our growing practices and the uniform quality of our products to our clients.

We completed seed planting in March 2016 and expect to generate revenues from the sale of dried gingko leaves in the fall of 2016.

Over the next five years, we will acquire access to additional lands by entering into land use agreements with the local government and third-party farmers and cooperatives. We will train our work force and the independent farmers from whom we lease land to farm under GAP and to integrate the other practices that we implement. We believe that this model will provide us with significant flexibility to procure significant additional available parcels of quality acreage as our tree plantation grows.

On October 13, 2015, we incorporated Globalink Zhejiang, which will be involved in research and development, cultivation, extraction, and application of gingko trees and other economic plants.

In January 2016, Globalink Zhejiang entered into a Technology Development Service Agreement (the “Agreement”) with Zhejiang Pharmaceutical College. Pursuant to the Agreement, Zhejiang Pharmaceutical College will do research on (1) developing culture medium that is fit for the formation of callus tissue of gingko leaves; (2) developing growth culture medium that is fit for subculture of callus tissue of gingko leaves, and at the same time, synthesizes the object product – gingko flavone and gingkolide; (3) optimizing the processes of extracting gingko flavone and gingkolide, in order to enhance yield.

We expect a summary of the research project by the end of fiscal year 2016 which may lead to a conclusion on whether we can apply the technology into a commercial production of gingko leaves in a controlled lab environment.

Capital and Sources of Liquidity

For the year ended December 31, 2015, we had a net loss of $278,290. We had amortization of $4,072 and stock-based compensation of $90,932. We had the following changes in non-cash working capital: we had a decrease in accounts receivable of $9,116, an increase in other current assets of $54,563, a decrease in accounts payable and accrued liabilities of $67,800, and an increase in other current liabilities of $2,742. As a result, we had total cash used in operating activities of $293,791 for the year ended December 31, 2015.

For the year ended December 31, 2014, we had a net loss of $114,242. We had amortization of $1,398. We had the following changes in non-cash working capital: we had a decrease of $57,058 in accounts receivable, a decrease of $4,475 in other current assets, a decrease of $96,083 in accounts payable and accrued liabilities, and a decrease of $12,358 in other current liabilities. As a result, we had net cash used in operating activities of $159,752 for the year ended December 31, 2014.

For the year ended December 31, 2015, we spent $58,273 on the acquisition of fixed assets and $26,244 on inventories. We spent $13,411 on construction in progress, and $137,575 on growing crops. As a result, we had total cash used in investing activities of $235,503 for the year.

For the year ended December 31, 2014, we spent $145 on the acquisition of fixed assets, resulting in total cash used in investing activities of $145 for the year.

For the year ended December 31, 2015, we received $110,000 as proceeds from share issuance, resulting in total cash provided by financing activities of $110,000 for the year.

For the year ended December 31, 2014, we spent $62,297 for repayment to shareholders, and received $1,050,000 as proceeds from share issuance. As a result, we had net cash provided by financing activities of $987,703 for the year ended December 31, 2014.

Results of Operations

For the year ended December 31, 2015, we recognized revenues of $305,651. We paid or accrued accounting and legal expenses of $51,442 and incurred amortization expense of $4,072. We paid or accrued director and management fees of $60,000, recognized a foreign exchange gain of $9,357, paid research and development expenses of $2,885, and rent expenses of $26,106. We paid salaries and benefits of $249,384, recognized stock-based compensation of $90,932, and paid telephone expenses of $6,292. We paid travel expenses of $33,346, transfer agent and filing fees of $18,688, and other general and administrative expenses of $50,151. Accordingly, the Company recorded a net loss of $278,290 for 2015. We had an exchange difference on translating foreign operations of $12,322, resulting in comprehensive loss of $290,612 for the year ended December 31, 2015.

Comparatively, for the year ended December 31, 2014, we recognized revenues of $346,784. We paid or accrued accounting and legal expenses of $55,467 and incurred amortization expense of $1,398. We paid or accrued director and management fees of $43,974, recognized a foreign exchange loss of $17,226, and paid rent expenses of $19,340. We paid salaries and benefits of $243,299, telephone expenses of $5,805, and travel expenses of $10,671. We paid transfer agent and filing fees of $21,610 and other general and administrative expenses of $42,236. Accordingly, the Company recorded a net loss of $114,242 for the 2014. We had an exchange difference on translating foreign operations of $1,612, resulting in a comprehensive loss of $112,630 for the year ended December 31, 2014.

For the year ended December 31, 2015, we had an increase in our net loss of $164,048, or 143.60%. Our revenues decreased by $41,133, or 11.86%. Our general and administrative expenses increased by $122,915, or 26.66%. Although there are signs of gradual stability, management believes that the effects of the recent economic crisis are a long way from being over. However, our OneWorld operations have been well-established over the past ten years that we are capable of continuously sustaining our existence during the current crisis.

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of December 31, 2015.

Contractual Obligations

Research and development agreement

The Company entered into a Technology Development Service Agreement (the “Technology Agreement”) in January 2016 with Zhejiang Pharmaceutical College (the “College”) with a term of three years. Pursuant to the Technology Agreement, the College will conduct research and development on induction of callus of gingko leaves and extraction, and identification of flavone and lactone therefrom on the Company’s behalf. As consideration, the Company will pay the College an annual research fee of RMB100,000 ($15,400) and monthly consulting fees.

New Accounting Pronouncements

The registrant has adopted all recently issued accounting pronouncements applicable to the year ended December 31, 2015. None of the new accounting pronouncement had a material impact on the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The registrant does not have any significant market risk exposures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Globalink, Ltd.

Index to

Financial Statements

DAVIDSON & COMPANY LLP Chartered Professional Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Globalink, Ltd.

We have audited the accompanying consolidated financial statements of Globalink, Ltd. (the "Company"), which comprise the consolidated balance sheets of Globalink, Ltd. as of December 31, 2015 and 2014, and the related consolidated statements of loss and comprehensive loss, changes in shareholders' equity, and cash flows for the years ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globalink, Ltd. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

"DAVIDSON & COMPANY LLP"

Vancouver, Canada | Chartered Professional Accountants

March 30, 2016

NEXIA INTERNATIONAL
1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, B.C., Canada V7Y 1G6
Telephone (604) 687-0947 Davidson-co.com

GLOBALINK, LTD. and Subsidiaries

Consolidated Balance Sheets

December 31, 2015 and 2014

(Expressed in U.S. Dollars)

	2015	2014
	$	$

Assets
Current assets
Cash (note 3)	758,355	1,236,137
Accounts receivable (note 6)	92,464	120,299
Other current assets (note 4)	79,206	28,821
Total current assets	930,025	1,385,257

Inventories (note 5)	25,213	—
Construction in progress (note 8)	12,884	—
Growing crops (note 9)	132,168	—
Fixed assets (note 7)	54,402	3,531
Goodwill	274,449	274,449
Total assets	1,429,141	1,663,237
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 10)	338,073	483,706
Other current liabilities (note 11)	9,305	8,088
Total current liabilities	347,378	491,794

Shareholders’ equity
Common shares, $0.0002 par value; Authorized - 500,000,000 common shares; shares issued and outstanding – 43,585,000 (December 31, 2014 – 42,485,000) (note 13)	8,717	8,497
Additional paid-in-capital (note 13)	1,660,415	1,459,703
Accumulated other comprehensive loss	(20,013)	(7,691)
Deficit	(567,356)	(289,066)
Total shareholders’ equity	1,081,763	1,171,443
Total liabilities and shareholders’ equity	1,429,141	1,663,237

Nature of operations (note 1)

Commitment (note 15)

Subsequent event (note 18)

The notes to the consolidated financial statements are an integral part of these statements

GLOBALINK, LTD. And Subsidiaries

Consolidated Statements of Operations

For the year ended December 31, 2015 and 2014

(Expressed in U.S. Dollars)

	2015	2014
	$	$

Revenue (note 14)	305,651	346,784
General and administrative expenses
Accounting and legal	51,442	55,467
Amortization (note 7)	4,072	1,398
Director and management fees (note 12)	60,000	43,974
Foreign exchange loss (gain)	(9,357)	17,226
Research and development	2,885	—
Rent	26,106	19,340
Salaries and benefits	249,384	243,299
Stock-based compensation (notes 12 and 13)	90,932	—
Telephone	6,292	5,805
Travel	33,346	10,671
Transfer agent and filing fees	18,688	21,610
Other general and administrative expenses	50,151	42,236
Total general and administrative expenses	(583,941)	(461,026)

Loss before income taxes	(278,290)	(114,242)

Income taxes (note 16)	—	—

Net loss for the year	(278,290)	(114,242)

Other comprehensive income (loss)
Exchange difference on translating foreign operations	(12,322)	1,612
Comprehensive loss	(290,612)	(112,630)
Basic and diluted weighted average number of common shares outstanding	42,870,753	32,285,274
Basic and diluted loss per common share	(0.00)	(0.00)

The notes to the consolidated financial statements are an integral part of these statements

GLOBALINK, LTD. And Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

(Expressed in U.S. Dollars)

	Common shares		Additional paid-in-capital	Accumulated other comprehensive income (loss)	Deficit	Total
	#	$	$	$	$	$
December 31,2013	24,785,000	4,957	403,243	(9,303)	(174,824)	224,073
Private placements	17,700,000	3,540	1,056,460	—	—	1,060,000
Net loss for the year	—	—	—	—	(114,242)	(114,242)
Foreign currency translation difference	—	—	—	1,612	—	1,612
December 31, 2014	42,485,000	8,497	1,459,703	(7,691)	(289,066)	1,171,443
Private placements	1,100,000	220	109,780	—	—	110,000
Stock-based compensations	—	—	90,932	—	—	90,932
Net loss for the year	—	—	—	—	(278,290)	(278,290)
Foreign currency translation difference	—	—	—	(12,322)	—	(12,322)
December 31, 2015	43,585,000	8,717	1,660,415	(20,013)	(567,356)	1,081,763

The notes to the consolidated financial statements are an integral part of these statements

GLOBALINK, LTD.

Consolidated Statements of Cash Flows

For the year ended December 31, 2015 and 2014

(Expressed in U.S. Dollars)

	2015	2014
	$	$

Cash provided by (used in):
Operating activities
Net loss for the year	(278,290)	(114,242)
Non-cash items:
Amortization	4,072	1,398
Stock-based compensation	90,932	—
Changes in non-cash working capital:
Decrease in accounts receivable	9,116	57,058
(Increase) Decrease in other current assets	(54,563)	4,475
Decrease in accounts payable and accrued liabilities	(67,800)	(96,083)
Increase (Decrease) in other current liabilities	2,742	(12,358)
Total cash used in operating activities	(293,791)	(159,752)
Investing activities
Acquisition of fixed assets	(58,273)	(145)
Inventories	(26,244)	—
Construction in progress	(13,411)	—
Growing crops	(137,575)	—
Total cash used in investing activities	(235,503)	(145)
Financing activities
Repayment to shareholders	—	(62,297)
Proceeds from share issuance	110,000	1,050,000
Total cash provided by financing activities	110,000	987,703
Increase (decrease) in cash	(419,294)	827,806
Effect of exchange rate changes on balance of cash held in foreign currencies	(58,488)	(17,757)
Cash, beginning of the year	1,236,137	426,088
Cash, end of the year	758,355	1,236,137
Supplemental information on cash flows
Income taxes paid	—	—
Interest paid	—	—

There were no non-cash investing or financing activities during the years ended December 31, 2015 and 2014.

The notes to the consolidated financial statements are an integral part of these statements

GLOBALINK LTD. And Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2015

(Expressed in U.S. Dollars)

1. NATURE OF OPERATIONS

Globalink, Ltd. (the “Company”) was incorporated in the State of Nevada on February 3, 2006. The Company has focused its efforts on internet hotel booking services and has developed a proprietary online hotel booking program for connecting users with available rooms in hotels across the world. In order to gain the access to hotels, the Company acquired OneWorld Hotel Destination Service Inc. (“OneWorld”) in Vancouver, British Columbia, Canada on October 31, 2008. OneWorld is a hotel booking company which has established relationships with major hotel chains. As a result of the acquisition, OneWorld became a wholly-owned subsidiary of the Company and goodwill of $274,449 was recognized on completion of the acquisition.

On May 4, 2014, the Company entered into a joint venture agreement (the “Agreement”) with Shizhen Bio-Technology Co., Ltd. (“Shizhen Biotech”) in Jiangsu Province, China. On May 22, 2014, Globalink (Xuzhou) Bio-Technology Co., Ltd. (“Globalink Xuzhou”) was incorporated in Pizhou City, Jiangsu Province, China pursuant to the Agreement. Globalink Xuzhou will have total registered capital of $10,000,000, $8,000,000 of which will be invested by the Company to earn an 80% interest, with the remaining $2,000,000 being invested by Shizhen Biotech to earn the remaining 20%. Globalink Xuzhou will be involved in the business of biological sciences and technology research, biological technology popularization services, and fruit and vegetable distribution. Currently, Globalink Xuzhou will continue to focus on gingko cultivation and extraction. In August 2015, the Company transferred $500,000 to Globalink Xuzhou to start developing a gingko plantation in Pizhou City, Jiangsu Province. The Company transferred an additional $300,000 in October 2015. As at December 31, 2015, the Company owns 100% of Globalink Xuzhou.

On October 13, 2015, the Company incorporated a wholly-owned subsidiary, Globalink (Zhejiang) Bio-Technology Co. Ltd. (“Globalink Zhejiang”) in Ningbo City, Jiangsu Province, China. Globalink Zhejiang will be involved in the research and development, cultivation, extraction, and application of gingko trees and other economic plants. Globalink Xuzhou transferred RMB800,000 ($123,200) to Globalink Zhejiang in October 2015 to start its operations.

2. SIGNIFICANT ACCOUNTING POLICIES

Statement of presentation

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).

Continuance of operation

These consolidated financial statements prepared in conformity with US GAAP contemplate continuation of the Company as a going concern. As of December 31, 2015, the Company has an accumulated deficit of $567,356 since inception. Its ability to continue as a going concern depends upon whether it develops profitable operations and continues to raise adequate financing. However, management believes that the Company has sufficient working capital to meet its projected minimum financial obligations for the next fiscal year. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Details of the Company’s subsidiaries are as follows:

Name	Date of incorporation or acquisition	Location	Ownership	Principal activities
OneWorld Hotel Destination Service Inc. (“OneWorld”)	October 31, 2008	Vancouver, Canada	100%	Hotel booking
Globalink (Xuzhou) Bio-Technology Co., Ltd. (“Globalink Xuzhou”)	May 22, 2014	Pizhou city, Jiangsu Province, China	100%	Gingko cultivation
Globalink (Zhejiang) Bio-Technology Co. Ltd. (“Globalink Zhejiang”)	October 13, 2015	Ningbo city, Jiangsu Province, China	100%	Bio-technology research and development

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make judgements, estimates and assumptions that affect the application of accounting policies and the reported amount of assets, liabilities and provisions, income and expenses and the disclosure of contingent assets and liabilities at the date of these financial statements. Estimates are used for, but not limited to, the selection of the useful lives of fixed assets, allowance for doubtful debt associated with accounts receivable, fair values, revenue recognition, and taxes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results may differ from these estimates.

Foreign currency translation

Functional and presentation currency

Items included in the financial statements of each of the Company’s subsidiaries are measured using the currency of the primary economic environment in which the subsidiary operates (“the functional currency”), which is the Chinese Renminbi (“RMB”) for Globalink Xuzhou and Globalink Zhejiang, and the Canadian dollar (“CAD”) for Oneworld. The consolidated financial statements are presented in United States dollar (“USD”), which is the functional currency of the parent company. The operating subsidiaries’ financial statements are prepared in its respective functional currencies before translating to the presentation currency which is the USD. The Company translates items in the statement of loss and comprehensive loss using the average exchange rate for the year. Assets and liabilities are translated at the year-end rate. All resulting exchange differences are reported as a separate component of other comprehensive income (loss).

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

Growing crops

Gingko trees are valued at historical cost, which include all cultivation costs incurred for planting, growing and maintaining the gingko trees during a year other than the harvest season that lasts about two months. The cultivation costs include costs of land lease, equipment lease, equipment amortization, labour, consulting, fertilizer, materials and supplies, and other direct growing costs.

At the end of each reporting period, the Company reviews the carrying amounts of the growing crops to determine whether there is any indication that those assets have suffered an impairment loss. If any such indication exists, the recoverable amount of the asset is estimated in order to determine the extent of the impairment loss (if any). A reliable market price is usually available for mature gingko trees in China. Under certain circumstances, when a reliable market price is not available, the fair value of the growing crops is measured using the discounted expected future cash flow method. Under this method, expected future revenues less costs to complete and harvest is discounted to present value.

The growing crops will be amortized using the straight-line method over an estimated useful life of 5 years. The Company intends to sell all of the gingko trees after 5 years and replant seedlings in order to optimize the effective ingredients in leaves harvested from younger trees.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) and market value. Inventories as of December 31, 2015 mainly consist of gingko seeds to be planted during the first quarter of 2016. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary.

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

Fixed assets

Fixed assets are recorded at cost less accumulated amortization. Amortization of fixed assets is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Computer equipment	3 years
Lab equipment	3 years
Office furniture and fixtures	5 years
Storage	5 years
Agricultural machinery	4 years

Fair value

The Company measures fair value in accordance with accounting guidance that defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance also discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

As at December 31, 2015, the Company’s financial instruments are comprised of cash, accounts receivable, accounts payable and accrued liabilities and other current liabilities. Cash is measured at fair value using Level 1 inputs. With the exception of cash, all financial instruments held by the Company are measured at amortized cost. The fair values of these financial instruments approximate their carrying value due to their short-term maturities.

Goodwill

The Company recognizes goodwill in accordance with ASC 805 “Business Combination”. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, if any. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit's goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is indicated. The Company concluded that there were no indicators of impairment with respect to the Company's goodwill as of December 31, 2014 and 2015.

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

Revenue recognition

The Company recognizes revenue from its hotel booking services once the service is rendered and all the significant risks and rewards of the service have been transferred to the customer. As a result, revenue from hotel booking services are recognized when customers check in to the hotels. Amounts received from customers for services not yet rendered are included in other current liabilities as unearned revenue.

In accordance with the ASC 605 “Revenue Recognition”, the Company reports its revenue as an agent, on the net amount retained, which is the amount billed to a customer less the amount paid to a hotel.

During the years ended December 31, 2015 and 2014, all revenue was derived from hotel booking services.

Research and development

Research and development costs are expensed as incurred. The costs primarily consist of consulting fees paid to the technical team for development and improvement of gingko cultivation methods. Research and development costs for the years ended December 31, 2015 and 2014 were $2,885 and $Nil, respectively, and are included in general and administrative expenses.

Income taxes

The Company accounts for income taxes following the asset and liability method in accordance with ASC 740 “Income Taxes.” Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company applies the accounting guidance issued to address the accounting for uncertain tax positions. This guidance clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements as well as provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that the asset is expected to be recovered or the liability settled.

Earnings (loss) per common share

Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share is determined by dividing earnings (loss) by the diluted weighted average number of shares outstanding. Diluted weighted average number of shares reflects the dilutive equity instruments, if any, of potentially dilutive common shares, such as stock options and warrants calculated using the treasury stock method. In periods with reported net operating losses, all common stock options and warrants are deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal. The 6,000,000 stock options outstanding as of December 31, 2015 were excluded from the calculation of diluted loss per common share for the year ended December 31, 2015.

Stock-based compensation

The Company accounts for stock compensation with employees in accordance with ASC 718 “Compensation – Stock Compensation”, which recognizes awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes Option Pricing Model.

The Company accounts for stock compensation arrangements with non-employees in accordance with ASC 505-50 “Stock-Based Transactions with Nonemployees””, which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of share-based compensation is subject to periodic adjustment as the underlying instruments vest. The fair value of stock options is estimated using the Black-Scholes Option Pricing Model and the compensation charges are amortized over the vesting period

Segment reporting

ASC 280 “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

As of December 31, 2015, the Company is organized into three main business segments: hotel booking services, gingko plantation cultivation and bio-technology research and development.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. This guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is prohibited. The standard permits the use of either the retrospective or cumulative effect transition method. This guidance will be applicable to the Company at the beginning of its first quarter of fiscal year 2017. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessment of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. The requirement is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

3. CASH

Cash of $442,542 is held in China and is subject to local exchange control regulations. Chinese exchange control regulations provide for restriction on exporting capital from China, other than through normal dividends.

4. OTHER CURRENT ASSETS

The items comprising the Company’s other current assets are summarized below:

	December 31, 2015	December 31, 2014
	$	$
Deposits to hotels	22,564	23,021
Deposits for lab equipment	25,949	—
Other deposits and receivables	30,693	5,800
Total other current assets	79,206	28,821

5. INVENTORIES

As of December 31, 2015 and 2014, inventories consisted of the following:

	December 31, 2015	December 31, 2014
	$	$
Gingko seeds	24,658	—
Fertilizer	555	—
Total inventories	25,213	—

6. ACCOUNTS RECEIVABLE

Accounts receivables consist of trade receivables from travel agents. There are no allowances for doubtful accounts recorded as at December 31, 2014 and 2015.

7. FIXED ASSETS

Fixed assets consisted of the following as of December 2015 and 2014:

	December 31, 2015	December 31, 2014
	$	$
Computer equipment	26,903	19,673
Office furniture and fixtures	16,080	14,417
Agricultural machinery	44,879	—
Lab equipment	1,109	—
Storage	1,102	—
	90,073	34,090
Less: accumulated amortization	(35,671)	(30,559)
	54,402	3,531

For the year ended December 31, 2015, an amortization expense of $1,040 (2014 - $Nil) was recognized and capitalized as costs associated with the Company’s growing crops and $4,072 (2014 - $1,398) was recorded to the statement of loss and comprehensive loss.

8. CONSTRUCTION IN PROGRESS

Construction in progress consists of direct costs of infrastructure construction at the Company’s gingko plantation including roads, fencing, security, electricity and an irrigation system. Capitalization of these costs will cease and the construction in progress will be transferred to fixed assets when all the activities necessary to prepare the assets for their intended use are substantially completed. No amortization will be recorded until construction is completed and the facilities are put into use.

8. GROWING CROPS

Growing crops consisted of direct cultivation costs incurred for planting, growing and maintaining the gingko trees.

	Gingko trees	Grape vine	Total
	$	$	$
Balance, December 31, 2013 and 2014	—	—	—
Acquisition of seeds or seedlings	—	1,078	1,078
Amortization of agricultural machine	1,040	—	1,040
Land lease	113,931	—	113,931
Labour	804	—	804
Materials	2,945	—	2,945
Machine operation	3,879	—	3,879
Miscellaneous	3,178	—	3,178
Technical consultants	5,313	—	5,313
Balance, December 31, 2015	131,090	1,078	132,168

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities mainly consist of trade payables to hotels and travel service suppliers.

11. OTHER CURRENT LIABILITIES

The items comprising the Company’s other current liabilities are summarized below:

	December 31, 2015	December 31, 2014
	$	$
Unearned revenue	7,650	7,881
Taxes payable	1,655	207
Total other current liabilities	9,305	8,088

12. TRANSACTIONS WITH RELATED PARTIES

During the year ended December 31, 2015, the Company paid or accrued management fees of $36,000 (2014 - $20,658) to a company controlled by a director and Corporate Secretary and $24,000 (2014 - $Nil) to a company controlled by a director and Chief Financial Officer. As of December 31, 2015, $5,000 (December 31, 2014 - $Nil) of accrued management fees were included in accounts payable and accrued liabilities.

During the year ended December 31, 2015, the Company paid or accrued director and management fees of $Nil (2014 - $23,316) to two former directors of the Company.

On September 16, 2015, 5,250,000 stock options were granted to directors and officers with a total fair value of $260,439 at the date of grant, $79,566 of which was amortized and recorded in the statement of loss and comprehensive loss during the year ended December 31, 2015.

13. SHAREHOLDERS’ EQUITY

Share capital

Authorized

-	500,000,000 common voting shares with a par value of $0.0002 per share.

Issued and outstanding

As of December 31, 2015, the Company has 43,585,000 shares (2014 – 42,485,000) issued and outstanding.

During the year ended December 31, 2015:

In September 2015, the Company issued 1,100,000 common shares to an arm’s length party for total proceeds of $110,000 ($0.10 per share).

During the year ended December 31, 2014:

In June 2014, the Company issued 12,000,000 common shares to two new directors for proceeds of $700,000. The Company also issued 200,000 common shares to an arm’s length party for $10,000 of share subscriptions received during the year ended December 31, 2012.

In August 2014, the Company issued 1,500,000 common shares to an arm’s length party for total proceeds of $150,000 ($0.15 per share).

In December 2014, the Company issued 4,000,000 common shares to an arm’s length party for total proceeds of $200,000 ($0.05 per share).

Stock options

The Company adopted a Stock Awards Plan under which it is authorized to grant options to directors, employees and consultants, to acquire up to 6,000,000 common shares. The exercise price of each option is based on the market price of the Company's stock for a period preceding the date of grant. The options can be granted for a maximum term of 5 years and the vesting terms of the options are determined by the board of directors at the time of grant.

On September 16, 2015, 6,000,000 stock options were granted to directors, officers and consultants with an exercise price of $0.075 expiring on September 16, 2020, 10% of the options vest as of the grant date, with the remaining 90% vesting at a rate of 15% every six months thereafter. The Company uses the Black-Scholes Option Pricing Model to determine the fair value of options granted. The fair value of the stock options granted was $297,645 ($0.0496 per option), of which $90,932 was amortized and recorded and expensed during the year ended December 31, 2015.

The fair value of the stock options granted was determined using the following assumptions:

Year ended December 31, 2015
Risk free interest rate	1.44%
Volatility	242.72%
Expected life of options	5 years
Dividend rate	0%
Expected forfeiture rate	0%

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Values

Balance, December 31, 2013 and 2014	—	$—	$—
Granted	6,000,000	0.075

Balance, at December 31, 2015	6,000,000	$0.075	$—
Exercisable, at December 31, 2015	600,000	$0.075	$—

As at December 31, 2015, the following incentive stock options are outstanding:

Number of Options	Exercise Price	Expiry Date
6,000,000	$0.075	September 16, 2020

14. REVENUE

The Company reports its revenue as an agent on a net basis. The following table shows the gross amount the Company received from customers and the booking costs during the years ended December 31, 2014 and 2015:

For the year ended	December 31, 2015	December 31, 2014
	$	$
Gross amount received	2,716,035	3,148,970
Costs	(2,410,384)	(2,802,186)
Revenue	305,651	346,784

15. COMMITMENT

The Company entered into a Technology Development Service Agreement (the “Technology Agreement”) in January 2016 with Zhejiang Pharmaceutical College (the “College”) with a term of three years. Pursuant to the Technology Agreement, the College will conduct research and development on induction of callus of gingko leaves and extraction, and identification of flavone and lactone therefrom on the Company’s behalf. As consideration, the Company will pay the College an annual research fee of RMB100,000 ($15,400) and monthly consulting fees.

16. SEGMENTED INFORMATION

The Company formerly operated in one business segment: hotel booking services. Accordingly, the Company did not have separately reportable segments in previous periods. In September 2015, the Company started to develop a gingko plantation cultivation business in China. In October 2015, the Company incorporated Globalink Zhejiang, whose business is to research and develop technologies in relation to gingko trees and other economic plants.

As of December 31, 2015, management of the Company has determined that the Company is organized into three main business segments: hotel booking services, gingko plantation cultivation and bio-technology research and development.

The table below provides information regarding the Company’s identified segments for the year ended December 31, 2015:

	Hotel booking	Gingko plantation	Research and development	Totals
Revenue	$305,651	$—	$—	$305,651
Operating loss	$(119,069)	$(143,529)	$(15,692)	$(278,290)
Fixed assets	$—	$52,355	$2,047	$54,402
Construction in progress	$—	$12,884	$—	$12,884
Growing crops	$—	$132,168	$—	$132,168

17. INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

For the years ended December 31,	2015	2014
	$	$
Loss before taxes	(278,290)	(114,242)
Expected income tax expenses	(72,000)	(30,000)
Adjustment of prior year income tax expense	-	(2,000)
	29,000	4,000
Carry back of current year expense income tax expense	80,000	41,000
Change in statutory, foreign exchange rates and other	-	(4,000)
Change in unrecognized deductible temporary differences	(37,000)	(9,000)
Total income tax expense	—	—

The significant components of the Company’s unrecorded deferred tax assets and liabilities are as follows:

	December 31, 2015	December 31, 2014
Deferred tax assets	$	$
Property and equipment	—	1,000
Goodwill	(50,000)	(44,000)
Non-capital losses available for future periods	159,000	72,000
Unused deferred tax assets	109,000	29,000

The significant components of the Company’s temporary differences and unused tax losses are as follows:

	December 31, 2015	Expiry date range	December 31, 2014	Expiry date range
Temporary Differences
Property and equipment	$1,000	No expiry date	$2,000	No expiry date
Non-capital losses available for future periods – United States, Canada, China	$343,000	2028-2035	$212,000	. 2028-2034

As at December 31, 2015, the Company has non-capital losses from its United States operations of $270,000 (2014 - $84,000) expiring between 2028 and 2035, non-capital losses from its Canadian operations of $Nil (2014 - $Nil), and non-capital losses from its Chinese operations of $73,000 (2014- $Nil) expiring in 2020.

Tax attributes are subject to review, and potential adjustment, by tax authorities.

Taxes of the Chinese subsidiaries

Under Article 27 of the Law of China on Enterprises Income Tax and Article 15 of the provisional regulations of China on Value Added Tax (“VAT”), Globalink Xuzhou does not pay income tax or VAT, in its business of gingko tree cultivation and sales of gingko leaves as a traditional Chinese medicine.

Globalink Zhejiang is involved in bio-technology research and development. The Company will apply for certain tax benefits or government grants on project by a project base. The amount cannot be determined until the application is approved and benefit is granted.

18. SUBSEQUENT EVENT

In February 2016, the Company issued 2,000,000 common shares to an investor relationship company for marketing work.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were not effective as of December 31, 2015.

Management’s Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has determined that our internal control over financial reporting was not effective as of December 31, 2015.

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

Management’s Remediation Initiatives:

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

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the year ended December 31, 2015. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE.

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

The directors and executive officers are as follows:

NAME	AGE	POSITIONS HELD	SINCE

Hin Kwok Sheung	65	CEO/President, Director	February 2014 to Present

Robin Young	73	Secretary/Director	Inception to Present

Jia Charles Yao	70	Director	February 2014 to Present

Ke Feng (Andrea) Yuan	43	CFO, Director	February 2015 to Present

Yan Zhuang	44	Director	September 2015 to Present

Business Experience of Officers and Directors:

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

Ms. Yuan moved to Davidson and Company LLP, Chartered Professional Accountants, in 2004 where she worked in the firm’s audit group.  From November 2006 until 2009, Ms. Yuan was employed as an audit manager at Davidson. From 2009 until October 2011, Ms. Yuan was employed as an audit principal at Davidson.  In addition to overseeing a variety of Canadian public company audit files, she was also responsible for conducting the audits of various foreign public companies including Chinese and Korean companies.

Ms. Yuan started her own financial and management consulting company Black Dragon Financial Consulting Services Inc. in November 2011. Currently, Ms. Yuan acts as Chief Financial Officer or financial consultant for several public companies listed on the TSX Venture Exchange.

Ms. Yuan is fluent in both English and Mandarin.

Yan Zhuang

Mr. Zhuang is a professional manager in pharmaceutical and biotech industries. Mr. Zhuang received his bachelor degree in international trading from Zhejiang University in 1994, and Master in Business Administration (MBA) in 2007 from Zhejiang University and University of Management and Technology. From 2005 to 2007, Mr. Zhuang is Vice President of Hainan Qunli Pharmaceutical Co., Ltd., in charge of facility construction and equipment selection and installation, and tea polyphenol product research, development and sales.

From 2000 to 2011, Mr. Zhuang was founder and General Manager of Zhejiang Newcovery Biotech Co., Ltd., a company focusing on developing TCM/herbal active ingredient and herbal extraction and purification technologies. It developed about 120 single standard research projects for government institutes and was also involved in major national science programs. Mr. Zhuang joined Zhejiang J&S Biotech Co., Ltd. as senior consultant from 2013 to 2015. Currently, Mr. Zhuang is general manager of the Company’s Chinese subsidiaries focusing on gingko plantation cultivation and gingko products development and sales.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the registrant must file a Form 4 reporting the acquisition or disposition of registrant's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply. Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the registrant's fiscal year. Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder. To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners have complied with all applicable Section 16(a) filing requirements during 2015.

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

ITEM 11. EXECUTIVE COMPENSATION

During the year ended December 31, 2014, the Company paid $11,658 each to ex-directors, Daniel Lo and Ben Choi. The Company also paid $20,658 to Robin Young, Secretary and director of the Company.

During the year ended December 31, 2015, the Company paid or accrued $36,000 to a company controlled by Robin Young, Secretary and director, and $24,000 to a company controlled by Andrea Yuan, CFO and director.

In September 2015, 5,250,000 stock options were granted to directors and officers with a total fair value of $260,439 at the date of grant, $79,566 of which was amortized and recorded in the statement of loss and comprehensive loss during the year ended December 31, 2015.

Directors’ Compensation

We do not have any standard arrangements by which directors are compensated for any services provided as a director. No cash has been paid to the directors in their capacity as such.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2016, the number and percentage of outstanding shares of the registrant’s common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

Name of Beneficial Owners	Common Shares Beneficially Owned	Percentage(1)

Robin Young(2) 365 Boundary Road Vancouver, B.C. V5K 4S1	3,750,000	8.23%

Hin Kwok Sheung RM E2, Block E, S/FL Ka Ming Court Castle Peak Road, 688-690 Kowloon 688-690 Hong Kong	10,000,000	21.94%

Jia CharlesYao #2104 Building 16, Yiyuan Anhuibeili Chao Yang District Beijing, China	2,000,000	4.39%

Andrea Yuan 365 Boundary Road Vancouver, B.C. V5K 4S1	—	0.00%

Yan Zhuang 365 Boundary Road Vancouver, B.C. V5K 4S1	—	0.00%

Directors and Officers, as a group(5 persons)	15,750,000	34.55%

Barry Phillips 7903 - 93a Ave. Edmonton, Alberta T6C 1V2	3,750,000	8.23%

Petula Wong 1-5417 Lemon Grove Ave Los Angeles, CA 90038	3,750,000	8.23%

Ben Choi 4333 Fraser St. Vancouver, B.C. V5V 4G4	3,750,000	8.23%

Daniel Lo 333 - 13988 Cambie Road Richmond, B.C. Canada V6V 2K4	3,750,000	8.23%

Yun Fei Liu 6581 Parkdale Drive Burnaby, B.C. V5B 2X4	4,000,000	8.78%

(1) Based upon 45,585,000 issued and outstanding as of March 31, 2016.

(2) Owned by Fidelity Clearing Canada ULC, controlled by Robin Young. Fidelity Clearing Canada ULC is located at 483 Bay Street, Suite 200, South Tower, Toronto, ON M5G 2N7.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Shareholder Advances

We do have any shareholder advances outstanding as of December 31, 2015 and 2014.

Director Independence

During the year ended December 31, 2015, the registrant’s board of directors consisted of Hin Kwok Sheung, Jia Charles Yao, Robin Young, Andrea (Ke Feng) Yuan and Yan Zhuang. None of the directors are independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended December 31, 2015, there were no transactions with related persons other than as described in the section above entitled “Item 11. Executive Compensation”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

We have incurred fees and expenses from Davidson & Company LLP, Chartered Professional Accountants of $31,100 and $40,000, respectively, for the 2014 and 2015 fiscal years. Fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-K and 10-Q.

Tax Fees

We have incurred fees and expenses from Davidson & Company LLP, Chartered Professional Accountants of $7,100 and $7,500, respectively, for the 2014 and 2015 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years 2014 and 2015 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Davidson & Company LLP, Chartered Professional Accountants solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial statements included in Part II hereof

Report of Independent Registered Public Accounting Firm

Balance Sheets: December 31, 2015 and 2014

Statements of Loss and Comprehensive Loss: For the years ended December 31, 2015 and 2014

Statements of Changes in Shareholders’ Equity: For the years ended December 31, 2015 and 2014

Statements of Cash Flows: For the years ended December 31, 2015 and 2014

Notes to Financial Statements: For the years ended December 31, 2015 and 2014

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

Dated: March 31, 2016

/s/ Hin Kwok Sheung
By: Hin Kwok Sheung, Chief Executive Officer and President

In accordance with the requirements of the Securities Exchange Act of 1934, as amendment, this report has been signed by the following persons in the capacities and on the dates stated.

Globalink, Ltd.
(Registrant)

By: /s/ Ke Feng (Andrea) Yuan	Dated: March 31, 2016
Ke Feng (Andrea) Yuan
Chief Financial Officer, Director

Director, Chief Executive Officer

(As a duly authorized officer on behalf of the registrant and as Principal Executive Officer)

By: /s/ Hin Kwok Sheung	Dated: March 31, 2016
Hin Kwok Sheung
Chief Executive Officer, President and Director

By: /s/ Ke Feng (Andrea) Yuan	Dated: March 31, 2016
Ke Feng Yuan
Chief Financial Officer, and Director

By: /s/ Robin Young	Dated: March 31, 2016
Robin Young
Director, Secretary

By: /s/ Jia Charles Yao	Dated: March 31, 2016
Jia Charles Yao
Director

By: /s/ Yan Zhuang	Dated: March 31, 2016
Yan Zhuang
Director, General Manager of Chinese subsidiaries

