Form 10-Q
period 2016-03-31
GLOBALINK, LTD.
filed 2016-05-17
CIK 1361540

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2016

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

The number of outstanding shares of the registrant's common stock, May 15, 2016: Common Stock - 45,585,000

As used herein, the terms “Globalink”, “Company,” “we,” “our,” “us,” “it,” and “its” refer to Globalink, Ltd., a Nevada corporation and its wholly owned subsidiaries, unless otherwise indicated.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2016 and the results of its operations for the three month periods ended March 31, 2016 and 2015 and its cash flows for the three month periods ended March 31, 2016 and 2015.

The quarterly financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company’s audited financial statements filed with Form 10-K for the years ended December 31, 2015. The results of operations for the three month periods ended March 31, 2016 and 2015 are not necessarily indicative of operating results for the full year.

1

GLOBALINK, INC.

FORM 10-Q

For the quarterly period ended March 31, 2016

GLOBALINK, LTD.

Condensed Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	March 31, 2016	December 31, 2015
	$	$
Assets
Current assets
Cash and cash equivalents (note 3)	677,221	758,355
Accounts receivable (note 6)	157,926	92,464
Other current assets (note 4)	223,547	79,206
Total current assets	1,058,694	930,025

Inventories (note 5)	1,352	25,213
Construction in progress (note 8)	86,159	12,884
Growing crops (note 9)	257,579	132,168
Fixed assets (note 7)	73,919	54,402
Goodwill	274,449	274,449
Total assets	1,752,152	1,429,141
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 10)	466,220	338,073
Amounts due to related parties (note 12)	5,000	—
Loan payable to related party (note 12)	232,530	—
Other current liabilities (note 11)	19,310	9,305
Total current liabilities	723,060	347,378

Shareholders’ equity
Common shares, $0.0002 par value; Authorized - 500,000,000 common shares; shares issued and outstanding – 45,585,000 (December 31, 2015 – 43,585,000) (note 13)	9,117	8,717
Additional paid-in-capital (note 13)	1,791,888	1,660,415
Accumulated other comprehensive loss	(18,725)	(20,013)
Deficit	(753,188)	(567,356)
Total shareholders’ equity	1,029,092	1,081,763
Total liabilities and shareholders’ equity	1,752,152	1,429,141

The notes are an integral part of these condensed consolidated interim financial statements.

GLOBALINK, LTD.

Condensed Consolidated Statements of Comprehensive Loss

(Expressed in U.S. Dollars)

(Unaudited)

	2016	2015
	$	$
Revenue (note 14)	33,096	71,921
General and administrative expenses
Accounting and legal	800	574
Amortization (note 7)	734	—
Director and management fees (note 12)	15,000	15,000
Foreign exchange gain	(7,136)	(594)
Investor relations (note 13)	12,000	—
Research and development	8,796	—
Rent	9,093	5,209
Salaries and benefits	87,026	52,342
Stock-based compensation (notes 12 and 13)	51,873	—
Telephone	2,043	1,870
Travel	10,747	7,140
Transfer agent and filing fees	14,732	15,885
Other general and administrative expenses	13,220	2,328
Total general and administrative expenses	(218,928)	(99,754)

Net loss for the period	(185,832)	(27,833)

Other comprehensive income (loss)
Exchange difference on translating foreign operations	1,288	1,696
Comprehensive loss	(184,544)	(26,137)
Basic and diluted weighted average number of common shares outstanding	44,482,512	42,485,000
Basic and diluted loss per common share	(0.00)	(0.00)

The notes are an integral part of these condensed consolidated interim financial statements.

GLOBALINK, LTD.

Condensed Consolidated Statements of Changes in Equity

(Expressed in U.S. Dollars)

(Unaudited)

	Common shares		Additional paid-in-capital	Accumulated other comprehensive income (loss)	Deficit	Total
	#	$	$	$	$	$
December 31, 2014	42,485,000	8,497	1,459,703	(7,691)	(289,066)	1,171,443
Private placements	1,100,000	220	109,780	—	—	110,000
Stock-based compensation	—	—	90,932	—	—	90,932
Net loss for the year	—	—	—	—	(278,290)	(278,290)
Foreign currency translation difference	—	—	—	(12,322)	—	(12,322)
December 31, 2015	43,585,000	8,717	1,660,415	(20,013)	(567,356)	1,081,763
Shares issued for investor relations fee	2,000,000	400	79,600	—	—	80,000
Stock-based compensation	—	—	51,873	—	—	51,873
Net loss for the period	—	—	—	—	(185,832)	(185,832)
Foreign currency translation difference	—	—	—	1,288	—	1,288
March 31, 2016	45,585,000	9,117	1,791,888	(18,725)	(753,188)	1,029,092

The notes are an integral part of these condensed consolidated interim financial statements.

GLOBALINK, LTD.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

For the three months ended March 31,

	2016	2015
	$	$
Cash provided by (used in):
Operating activities
Net loss for the period	(185,832)	(27,833)
Non-cash items:
Amortization	734	—
Stock-based compensation	51,873	—
Shares issued for investor relations fee	12,000	—
Changes in non-cash working capital:
Increase in accounts receivable	(55,790)	(193,595)
(Increase) Decrease in other current assets	(74,006)	4,003
Increase in accounts payable and accrued liabilities	108,015	81,555
Increase in amounts due to related parties	5,000	—
Increase in other current liabilities	8,845	8,328
Total cash used in operating activities	(129,161)	(127,542)
Investing activities
Acquisition of fixed assets	(2,691)	—
Inventories	(996)	—
Construction in progress	(69,495)	—
Growing crops	(125,411)	—
Total cash used in investing activities	(198,593)	—
Financing activities
Loan proceeds from related party	232,530	—
Total cash provided by financing activities	232,530	—
Decrease in cash	(95,224)	(127,542)
Effect of exchange rate changes on balance of cash held in foreign currencies	14,090	(13,389)
Cash and cash equivalents, beginning of the period	758,355	1,236,137
Cash and cash equivalents, end of the period	677,221	1,095,206
Supplemental information on cash flows
Income taxes paid	—	—
Interest paid	—	—

Supplemental disclosure with respect to cash flows (note 16)

The notes are an integral part of these condensed consolidated interim financial statements.

GLOBALINK LTD.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2016

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

On May 4, 2014, the Company entered into a joint venture agreement (the “Agreement”) with Shizhen Bio-Technology Co., Ltd. (“Shizhen Biotech”) in Jiangsu Province, China. On May 22, 2014, Globalink (Xuzhou) Bio-Technology Co., Ltd. (“Globalink Xuzhou”) was incorporated in Pizhou City, Jiangsu Province, China pursuant to the Agreement. Globalink Xuzhou will have total registered capital of $10,000,000, $8,000,000 of which will be invested by the Company to earn an 80% interest, with the remaining $2,000,000 being invested by Shizhen Biotech to earn the remaining 20%. Globalink Xuzhou will be involved in the business of biological sciences and technology research, biological technology popularization services, and fruit and vegetable distribution. Currently, Globalink Xuzhou will continue to focus on gingko cultivation and extraction. In August 2015, the Company transferred $500,000 to Globalink Xuzhou to start developing a gingko plantation in Pizhou City, Jiangsu Province. The Company transferred an additional $300,000 in October 2015. As at March 31, 2016 and December 31, 2015, the Company owns 100% of Globalink Xuzhou.

On October 13, 2015, the Company incorporated a wholly-owned subsidiary, Globalink (Zhejiang) Bio-Technology Co. Ltd. (“Globalink Zhejiang”) in Ningbo City, Jiangsu Province, China. Globalink Zhejiang will be involved in the research and development, cultivation, extraction, and application of gingko trees and other economic plants. Globalink Xuzhou transferred RMB800,000 ($123,200) to Globalink Zhejiang in October 2015 to start its operations and additional RMB800,000 ($124,016) in March 2016.

2. SIGNIFICANT ACCOUNTING POLICIES

Statement of presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. Certain information and footnote disclosures normally present in annual financial statements have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2015 as disclosed in the Company’s Form 10-K as filed with the Securities and Exchange Commission on April 4, 2016. Operating results for the three month period ended March 31, 2016 may not necessarily be indicate of the results for the year ending December 31, 2016.

Continuance of operation

These consolidated financial statements prepared in conformity with US GAAP contemplate continuation of the Company as a going concern. As of March 31, 2016, the Company has an accumulated deficit of $753,188 since inception. Its ability to continue as a going concern depends upon whether it develops profitable operations and continues to raise adequate financing. However, management believes that the Company has sufficient working capital to meet its projected minimum financial obligations for the next fiscal year. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Foreign currency translation

Functional and presentation currency

Items included in the financial statements of each of the Company’s subsidiaries are measured using the currency of the primary economic environment in which the subsidiary operates (“the functional currency”), which is the Chinese Renminbi (“RMB”) for Globalink Xuzhou and Globalink Zhejiang, and the Canadian dollar (“CAD”) for Oneworld. The consolidated financial statements are presented in United States dollar (“USD”), which is the functional currency of the parent company. The operating subsidiaries’ financial statements are prepared in its respective functional currencies before translating to the presentation currency which is the USD. The Company translates items in the statement of operations and comprehensive income (loss) using the average exchange rate for the year. Assets and liabilities are translated at the year-end rate. All resulting exchange differences are reported as a separate component of other comprehensive income (loss).

Transactions and balances

Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the transactions or valuations where items are re-measured. Foreign exchange gains and losses resulting from settlement of such transactions and from the translation at period end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in profit or loss as a “foreign exchange (gain) loss”.

Growing crops

Gingko trees are valued at historical cost, which include all cultivation costs incurred for planting, growing and maintaining the gingko trees during a year other than the harvest season that lasts about 2 months. The cultivation costs include costs of land lease, equipment lease, equipment amortization, labour, consulting, fertilizer, materials and supplies, and other direct growing costs.

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

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) and market value. Inventories as of March 31, 2016 consist of fertilizers. Inventories as of December 31, 2015 mainly consisted of gingko seeds which were planted in field in March 2016. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary.

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

Fixed assets

Fixed assets are recorded at cost less accumulated amortization. Amortization of fixed assets is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Computer equipment	3 years
Lab equipment	3 years
Office furniture and fixtures	5 years
Storage	5 years
Agricultural machinery	4 years
Infrastructure	10 years

Fair value

The Company measures fair value in accordance with accounting guidance that defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance also discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

–	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
–	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
–	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The inputs used in the fair value measurement should be from the highest level available. In instances where the measurement is based on inputs from different levels of the fair value hierarchy, the fair value measurement will fall within the lowest level input that is significant to the fair value measurement in its entirety.

As at March 31, 2016, the Company’s financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, amounts due to related parties, loan payable to related party and other current liabilities. Cash and cash equivalents are measured at fair value using Level 1 inputs. With the exception of cash and cash equivalents, all financial instruments held by the Company are measured at amortized cost. The fair values of these financial instruments approximate their carrying value due to their short-term maturities.

Goodwill

The Company recognizes goodwill in accordance with ASC 805 “Business Combinations”. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, if any. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit's goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is indicated. The Company concluded that there were no indicators of impairment with respect to the Company's goodwill as of March 31, 2016.

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

During the three months ended March 31, 2016 and 2015, all revenue was derived from hotel booking services.

Research and development

Research and development costs are expensed as incurred. The costs primarily consist of consulting fees paid to the technical team for development and improvement of gingko cultivation methods. Research and development costs for the three months ended March 31, 2016 and 2015 were $8,796 and $Nil, respectively, and are included in general and administrative expenses.

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

Earnings (loss) per common share

Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share is determined by dividing earnings (loss) by the diluted weighted average number of shares outstanding. Diluted weighted average number of shares reflects the dilutive equity instruments, if any, of potentially dilutive common shares, such as stock options and warrants calculated using the treasury stock method. In periods with reported net operating losses, all common stock options and warrants are deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal. The 6,000,000 stock options outstanding as of March 31, 2016 were excluded from the calculation of diluted loss per common share for the three months ended March 31, 2016.

Stock-based compensation

The Company accounts for stock compensation with employees in accordance with ASC 718 “Compensation – Stock Compensation”, which recognizes awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes Option Pricing Model.

The Company accounts for stock compensation arrangements with non-employees in accordance with ASC 505-50 “Stock-Based Transactions with Nonemployees””, which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of share-based compensation is subject to periodic adjustment as the underlying instruments vest. The fair value of stock options is estimated using the Black-Scholes Option Pricing Model and the compensation charges are amortized over the vesting period.

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

As of March 31, 2016, the Company is organized into three main business segments: hotel booking services, gingko plantation cultivation and bio-technology research and development.

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

3. CASH AND CASH EQUIVALENTS

Cash of $366,204 (December 31, 2015 - $442,542) is held in China and is subject to local exchange control regulations. Chinese exchange control regulations provide for restrictions on exporting capital from China, other than through normal dividends. As at March 31, 2016, $15,502 (December 31, 2015 - $Nil) was held in a low-risk bank investment that can be withdrawn at any time.

4. OTHER CURRENT ASSETS

The items comprising the Company’s other current assets are summarized below:

	March 31, 2016	December 31, 2015
	$	$
Deposits to hotels	23,338	22,564
Prepaid investor relations fees	68,000	—
Deposits for lab equipment	26,121	25,949
Deposits for construction work	43,109	—
Other deposits and receivables	62,979	30,693
Total other current assets	223,547	79,206

5. INVENTORIES

The items comprising the Company’s inventories are summarized below:

	March 31, 2016	December 31, 2015
	$	$
Gingko seeds	—	24,658
Fertilizer	1,352	555
Total inventories	1,352	25,213

6. ACCOUNTS RECEIVABLE

Accounts receivable consist of trade receivables from travel agents. There are no allowances for doubtful accounts recorded as at March 31, 2016 and December 31, 2015.

7. FIXED ASSETS

The item comprising the Company’s fixed assets are summarized below:

	March 31, 2016	December 31, 2015
	$	$
Computer equipment	7,230	26,903
Office furniture and fixtures	1,663	16,080
Agricultural machinery	47,569	44,879
Infrastructure	20,582	—
Lab equipment	1,109	1,109
Storage	1,102	1,102
	79,255	90,073
Less: accumulated amortization	(5,336)	(35,671)
	73,919	54,402

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

9. GROWING CROPS

Growing crops consist of direct cultivation costs incurred for planting, growing and maintaining the gingko trees.

	Gingko trees	Grape vines	Total
	$	$	$
Balance, December 31, 2014	—	—	—
Acquisition of seeds or seedlings	—	1,078	1,078
Amortization of agricultural machinery	1,040	—	1,040
Land lease	113,931	—	113,931
Labour	804	—	804
Materials	2,945	—	2,945
Machine operation	3,879	—	3,879
Miscellaneous	3,178	—	3,178
Technical consultants	5,313	—	5,313
Balance, December 31, 2015	131,090	1,078	132,168
Acquisition of seeds or seedlings	24,857	—	24,857
Amortization of agricultural machinery	3,022	—	3,022
Fertilizer	69,899	—	69,899
Labour	3,645	324	3,969
Materials	2,600	185	2,785
Machine operation	9,128	—	9,128
Miscellaneous	2,487	—	2,487
Technical consultants	9,111	153	9,264
Balance, March 31, 2016	255,839	1,740	257,579

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities mainly consist of trade payables to hotels and travel service suppliers.

11. OTHER CURRENT LIABILITIES

The items comprising the Company’s other current liabilities are summarized below:

	March 31, 2016	December 31, 2015
	$	$
Unearned revenue	19,310	7,650
Taxes payable	—	1,655
Total other current liabilities	19,310	9,305

12. TRANSACTIONS WITH RELATED PARTIES

During the three months ended March 31, 2016, the Company paid or accrued management fees of $9,000 (2015 - $9,000) to a company controlled by a director and Corporate Secretary and $6,000 (2015 - $6,000) to a company controlled by a director and Chief Financial Officer. As of March 31, 2016, $5,000 of accrued management fees was owing to them.

In January 2016, the Chief Executive Officer of the Company loaned an amount of $232,530 to Globalink Xuzhou. The loan is non-interest bearing, unsecured, and has no fixed terms of repayment.

On September 16, 2015, 5,250,000 stock options were granted to directors and officers with a total fair value of $260,439 at the date of grant, $45,389 of which was amortized and recorded in the statement of loss and comprehensive loss during the three months ended March 31, 2016 (2015 -$Nil).

13. SHAREHOLDERS’ EQUITY

Share capital

Authorized

- 500,000,000 common voting shares with a par value of $0.0002 per share.

Issued and outstanding

As of March 31, 2016, the Company has 45,585,000 shares (December 31, 2015 – 43,585,000) issued and outstanding.

During the three months ended March 31, 2016:

In February 2016, the Company issued 2,000,000 common shares (valued at $80,000) pursuant to an investor relations contract with a defined term to December 31, 2016.

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

On September 16, 2015, 6,000,000 stock options were granted to directors, officers and consultants with an exercise price of $0.075 expiring on September 16, 2020, 10% of the options vest as of the grant date, with the remaining 90% vesting at a rate of 15% every six months thereafter. The Company uses the Black-Scholes Option Pricing Model to determine the fair value of options granted. The fair value of the stock options granted was $297,645 ($0.0496 per option), of which $51,873 was amortized and recorded and expensed during the three months ended March 31, 2016.

The fair value of the stock options granted was determined using the following assumptions:

Year ended December 31, 2015
Risk free interest rate	1.44%
Volatility	242.72%
Expected life of options	5 years
Dividend rate	0%
Expected forfeiture rate	0%

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Values

Balance, December 31, 2014	—	$—	$—
Granted	6,000,000	0.075

Balance, at December 31, 2015 and March 31, 2016	6,000,000	$0.075	$—
Exercisable, at December 31, 2015 and March 31, 2016	600,000	$0.075	$—

As at March 31, 2016, the following incentive stock options are outstanding:

Number of Options	Exercise Price	Expiry Date
6,000,000	$0.075	September 16, 2020

14. REVENUE

The Company reports its revenue as an agent on a net basis. The following table shows the gross amount the Company received from customers and the booking costs during the three months ended March 31, 2016 and 2015:

For the period ended	March 31, 2016	March 31, 2015
	$	$
Gross amount received	348,621	515,874
Costs	(315,525)	(443,953)
Revenue	33,096	71,921

15. COMMITMENT

Research and development agreement

The Company entered into a Technology Development Service Agreement (the “Technology Agreement”) in January 2016 with Zhejiang Pharmaceutical College (the “College”) with a term of 3 years. Pursuant to the Technology Agreement, the College will conduct research and development on induction of callus of gingko leaves and extraction, and identification of flavone and lactone therefrom on the Company’s behalf. As consideration, the Company shall pay the College an annual research fee of RMB100,000 ($15,400) (RMB100,000 paid in March 2016) and monthly consulting fees to professors and staff.

Farmland lease agreements

The Company leased about 100 acres of farmland in Pizhou City, Jiangsu Province, China from local individual farmers for a period from October 2015 to August 2027. The lease fees may be renegotiated.

Year	2016	2017	2018	2019	2020-2027
Amount	114,000	114,000	114,000	114,000	912,000

16. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the three months ended March 31, 2016, the Company had the following non-cash transactions:

a) transferred $20,582 of completed work from construction in progress to fixed assets;

b) transferred $24,857 of gingko seeds from inventories to growing crops after completing seeding in March 2016;

c) included $3,022 of amortization of agricultural machinery into growing crops;

d) issued 2,000,000 common shares (valued at $80,000) pursuant to an investor relations contract; and

e) included $24,029 of construction in progress in accounts payable and accrued liabilities at March 31, 2016.

There were no significant non-cash transactions during the three months ended March 31, 2015.

17. SEGMENTED INFORMATION

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

As of March 31, 2016, management of the Company has determined that the Company is organized into three main business segments: hotel booking services, gingko plantation cultivation and bio-technology research and development.

The table below provides information regarding the Company’s identified segments for the three months ended March 31, 2016:

	Hotel booking	Gingko plantation	Research and development	Totals
Revenue	$33,096	$—	$—	$33,096
Operating loss	$(14,353)	$(144,574)	$(26,905)	$(185,832)
Fixed assets	$—	$72,037	$1,882	$73,919
Construction in progress	$—	$86,159	$—	$86,159
Growing crops	$—	$257,579	$—	$257,579

18. SUBSEQUENT EVENTS

On May 13, 2016, the Company filed Form S-1 with the Securities and Exchange Committee (“SEC”), pursuant to which the Company intends to offer a maximum of 20,000,000 common shares at a price of $0.25 per share for a maximum gross proceeds of $5,000,000 on a best efforts basis.

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

We expect to experience significant fluctuations in our future operating results due to a variety of factors, many of which are outside our control. Factors that may adversely affect our operating results include but are not limited to:

–	Our ability to develop and complete the hotel booking website;
–	Our ability to attract customers to use our website and maintain user satisfaction;
–	Our ability to attract hotel suppliers to provide their hotel rooms in our website;
–	Our ability to hire and train qualified personnel;
–	Our ability to resolve any technical difficulties and system downtime or internet disconnection;
–	Governmental regulations on use of Internet as a tool to conduct business transaction; and
–	Change of customer’s acceptance to use Internet to book hotel rooms.

We may also incur losses for the foreseeable future due to costs and expenses related to:

–	The implementation of our hotel booking website business model;
–	Marketing and other promotional activities;
–	Competition;
–	The continued development of our website;
–	High costs to maintain the hotel booking website; and
–	Hiring and training new staff for customer services.

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

Gingko plantation, and related research and development

Ginkgo is a fundamental ingredient in traditional Chinese medicine, or TCM, and is administered both as a tea and by way of tablets comprised of the active chemical constituents that have been extracted from dried leaves and concentrated. TCM posits that Ginkgo is imbued with healing qualities and is prescribed by TCM healers to address a wide range of ailments. Over the last several decades, tablets or pills manufactured from the extract of ginkgo leaves have proliferated across Europe and North America where ginkgo is becoming widely accepted as an herbal remedy for a variety of health conditions, principally memory loss and dementia. Ginkgo leaf extract is used in medicine due to its therapeutic actions in regulating cerebral blood flow, protection against free radicals, and delaying the progress of dementia and diabetes.

Our ginkgo tree plantation will deploy the latest scientific and technical practices available to us throughout the growth and processing cycle to maximize output of high- quality dried ginkgo leaves. We will incorporate European-style good agricultural practices, or GAP, throughout all phases of the growing, processing and distribution process and will seek to integrate our customer’s good agricultural practices into our processes and procedures so that buyers will have confidence that the product they purchase from us satisfies their standards. For example, we will provide to our clients reference data that we gather from the soil in which we grow the trees and the leaves we harvest, including information relating to the content of the active ingredients in ginkgo and the indicators of heavy metal, pesticide residues, moisture and microbes on the leaves in that batch, among other information. We believe that we will be among the only independent ginkgo growers in China to employ these practices in our operations and that customers will value our transparency as they seek to satisfy stringent requirements with respect to the quality of the products they sell.

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

We have commenced seed planting in March 2016 and expect to generate revenue from sales of dried gingko leaves in this fall.

Over the next five years, we will acquire control over additional lands by entering into land use agreements with the local government and third-party farmers and cooperatives. We will train our work force and the independent farmers from whom we lease land to farm under GAP and to integrate the other practices we implement. We believe that this model will provide us with significant flexibility to procure significant additional available parcels of quality acreage as our tree plantation grows.

On October 13, 2015, we incorporated a wholly-owned subsidiary, Globalink Zhejiang, in Ningbo city, Jiangsu Province, China. Globalink Zhejiang will be involved in research and development of cultivation, extracting, application of gingko and other economic plants.

In January 2016, Globalink Zhejiang entered into a research and development agreement with Zhejiang Pharmaceutical College. As per the agreement, Zhejiang Pharmaceutical College will do research on (1) developing culture medium that is fit for the formation of callus tissue of gingko leaves; (2) developing growth culture medium that is fit for subculture of callus tissue of gingko leaves, and at the same time, synthesizes the object product – gingko flavone and gingkolide; (3) optimizing the processes of extracting gingko flavone and gingkolide, in order to enhance yield.

We expect a summary of the research project by the end of fiscal year 2016 which may lead to a conclusion on whether we can apply the technology into a commercial production of gingko leaves in controlled lab environment.

Capital and Sources of Liquidity

Prior to the acquisition of OneWorld, all of Globalink’s operating capital had either been advanced by current shareholders or from proceeds for the issuance of common shares.

For the three months ended March 31, 2016, we incurred a net loss of $185,832. We had an increase in amortization of $734, an increase in stock-based compensation of $51,873, and an increase in shares issued for investor relations fees of $12,000. We had the following changes in non-cash working capital items: we had an increase in accounts receivable of $55,790, an increase in other current assets of $74,006, an increase in accounts payable and accrued liabilities of $108,015 and amounts due to related parties of $5,000, and an increase in other current liabilities of $8,845. As a result, we had total cash used in operating activities of $129,161 for the three months ended March 31, 2016.

For the three months ended March 31, 2015, we incurred a net loss of $27,833. We had the following changes in non-cash working capital items: we had a decrease in accounts receivable of $193,595, a decrease in other current assets of $4,003, an increase in accounts payable and accrued liabilities of $81,555, and an increase in other current liabilities of $8,328. As a result, we had total cash used in operating activities of $127,542 for the three months ended March 31, 2015.

For the three months ended March 31, 2016, we spent $2,691 for the acquisition of fixed assets, $996 for inventories, $69,495 for the construction in progress, and $125,411 for growing crops. As a result, we had total cash used in investing activities of $198,593 for the three months ended March 31, 2016. We did not pursue any investing activities during the three months ended March 31, 2015.

For the three months ended March 31, 2016, we received $232,530 as loan proceeds from a related party. As a result, we had total cash provided by financing activities of $232,530 for the period. We did not pursue any financing activities during the three months ended March 31, 2015.

Results of Operations

For the three months ended March 31, 2016, we recorded revenues of $33,096. We paid or accrued accounting and legal fees of $800, amortization expenses of $734, and director and management fees of $15,000. We had a foreign exchange gain of $7,136, recognized investor relations expenses of $12,000, and paid research and development expenses of $8,796. We paid or accrued rent expenses of $9,093, salaries and benefits of $87,026, and stock-based compensation of $51,873. We paid or accrued telephone expenses of $2,043, travel expenses of $10,747, transfer agent and filing fees of $14,732, and other general and administrative expenses of $13,220. As a result, we had a net loss of $185,832 for the three months ended March 31, 2016. We had a gain of $1,288 due to the exchange difference on translating foreign operations, resulting in a comprehensive loss of $184,544 for the three months ended March 31, 2016 Comparatively, for the three months ended March 31, 2015, we recorded revenues of $71,921. We paid or accrued accounting and legal expenses of $574, director and management fees of $15,000, and had a gain on foreign exchange of $594. We paid or accrued rent expenses of $5,209, salaries and benefits of $52,342, and telephone expenses of $1,870. We paid or accrued travel expenses of $7,140, transfer agent and filing fees of $15,885, and other general and administrative expenses of $2,328. As a result, we had a net loss of $27,833 for the three months ended March 31, 2015. We had a gain of $1,696 due to the exchange difference on translating foreign operations, resulting in a comprehensive loss of $26,137 for the three months ended March 31, 2015.

The $157,999 increase in net loss between the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is due to increases in investor relations expenses, research and development costs, salaries and benefits, stock-based compensation and other general and administrative expenses. We recorded $38,825, or 53.9%, fewer revenues during the three months ended March 31, 2016 and paid or accrued $119,174, or 119.5%, more total general and administrative expenses during the three months ended March 31, 2016.

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements as of March 31, 2016.

Contractual Obligations

Research and development agreement

The Company entered into a Technology Development Service Agreement (the “Technology Agreement”) in January 2016 with Zhejiang Pharmaceutical College (the “College”) with a term of 3 years. Pursuant to the Technology Agreement, the College will conduct research and development on induction of callus of gingko leaves and extraction, and identification of flavone and lactone therefrom on the Company’s behalf. As consideration, the Company shall pay the College an annual research fee of RMB100,000 ($15,400) (RMB100,000 paid in March 2016) and monthly consulting fees to professors and staff.

Farmland lease agreements

The Company leased about 100 acres of farmland in Pizhou City, Jiangsu Province, China from local individual farmers for a period from October 2015 to August 2027. The lease fees may be renegotiated.

Year	2016	2017	2018	2019	2020-2027
Amount	114,000	114,000	114,000	114,000	912,000

New Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements did not have a material effect on the financial position or results of operations of the Company.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were not effective as of March 31, 2016.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2016. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not applicable for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2016, the Company issued 2,000,000 common shares (valued at $80,000) pursuant to an investor relations contract with a defined term to December 31, 2016. These shares are exempt from registration under Section 4(a)(2) of the Securities Act.

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

*Filed herewith
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

GLOBALINK, LTD.

By:	/s/ Hin Kwok Sheung	Dated: May 16, 2016
Hin Kwok Sheung
Chief Executive Officer

By:	/s/ Ke Feng (Andrea) Yuan	Dated: May 16, 2016
Ke Feng (Andrea) Yuan
Chief Financial Officer

