Form 10-Q
period 2016-06-30
GLOBALINK, LTD.
filed 2016-08-12
CIK 1361540

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2016

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

The number of outstanding shares of the registrant's common stock, August 12, 2016: Common Stock - 45,585,000

As used herein, the terms “Globalink”, “Company,” “we,” “our,” “us,” “it,” and “its” refer to Globalink, Ltd., a Nevada corporation and its wholly owned subsidiaries, unless otherwise indicated.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2016 and the results of its operations for the three and six month periods ended June 30, 2016 and 2015 and its cash flows for the six month periods ended June 30, 2016 and 2015.

The quarterly financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America. For additional information, reference is made to the Company’s audited financial statements filed with Form 10-K for the years ended December 31, 2015. The results of operations for the three and six month periods ended June 30, 2016 and 2015 are not necessarily indicative of operating results for the full year.

2

GLOBALINK, INC.

FORM 10-Q

For the quarterly period ended June 30, 2016

GLOBALINK, LTD.

Condensed Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	June 30, 2016	December 31, 2015
	$	$
Assets
Current assets
Cash and cash equivalents (note 3)	405,822	758,355
Accounts receivable (note 6)	130,862	92,464
Other current assets (note 4)	178,080	79,206
Total current assets	714,764	930,025

Inventories (note 5)	1,665	25,213
Construction in progress (note 8)	94,696	12,884
Growing crops (note 9)	348,454	132,168
Fixed assets (note 7)	158,234	54,402
Goodwill	274,449	274,449
Total assets	1,592,262	1,429,141
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 10)	507,897	338,073
Amounts due to related parties (note 12)	21,564	—
Loan payable to related party (note 12)	225,723	—
Other current liabilities (note 11)	21,489	9,305
Total current liabilities	776,673	347,378

Shareholders’ equity
Common shares, $0.0002 par value; Authorized - 500,000,000 common shares; shares issued and outstanding – 45,585,000 (December 31, 2015 – 43,585,000) (note 13)	9,117	8,717
Additional paid-in-capital (note 13)	1,824,136	1,660,415
Accumulated other comprehensive loss	(23,737	(20,013)
Deficit	(993,927	(567,356)
Total shareholders’ equity	815,589	1,081,763
Total liabilities and shareholders’ equity	1,592,262	1,429,141
Nature of operations (note 1)
Commitment (note 15)

The notes are an integral part of these condensed consolidated interim financial statements.

GLOBALINK, LTD.

Condensed Consolidated Statements of Comprehensive Loss

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
	$	$	$	$

Revenue (note 14)	59,533	84,823	92,629	156,744
General and administrative expenses
Accounting and legal	62,908	2,034	63,708	2,608
Amortization (note 7)	735	—	1,469	—
Director and management fees (note 12)	15,000	15,000	30,000	30,000
Foreign exchange (gain) loss	34,280	(8,982)	38,767	(9,576)
Investor relations (note 13)	26,767	—	27,144	—
Research and development	11,846	—	20,642	—
Rent	9,571	5,929	18,664	11,138
Salaries and benefits	75,388	58,240	162,414	110,582
Stock-based compensation (notes 12 and 13)	32,248	—	84,121	—
Telephone	1,566	1,545	3,609	3,415
Travel	17,796	836	18,225	7,976
Transfer agent and filing fees	3,493	965	28,543	16,850
Other general and administrative expenses	8,675	10,237	21,894	12,565
Total general and administrative expenses	(300,273)	(85,804)	(519,200)	(185,558)

Net loss for the period	(240,740)	(981)	(426,571)	(28,814)

Other comprehensive income (loss)
Exchange difference on translating foreign operations	(5,012)	84	(3,724)	1,780
Comprehensive loss	(245,752)	(897)	(430,295)	(27,034)
Basic and diluted weighted average number of common shares outstanding	44,485,000	42,485,000	45,134,451	42,485,000
Basic and diluted loss per common share	(0.00)	(0.00)	(0.01)	(0.00)

The notes are an integral part of these condensed consolidated interim financial statements.

GLOBALINK, LTD.

Condensed Consolidated Statements of Changes in Equity

(Expressed in U.S. Dollars)

(Unaudited)

	Common shares		Additional paid-in capital	Accumulated other comprehensive income (loss)	Deficit	Total
	#	$	$	$	$	$
December 31, 2014	42,485,000	8,497	1,459,703	(7,691)	(289,066)	1,171,443
Private placements	1,100,000	220	109,780	—	—	110,000
Stock-based compensation	—	—	90,932	—	—	90,932
Net loss for the year	—	—	—	—	(278,290)	(278,290)
Foreign currency translation difference	—	—	—	(12,322)	—	(12,322)
December 31, 2015	43,585,000	8,717	1,660,415	(20,013)	(567,356)	1,081,763
Shares issued for investor relations fee	2,000,000	400	79,600	—	—	80,000
Stock-based compensation	—	—	84,121	—	—	84,121
Net loss for the period	—	—	—	—	(426,571)	(426,571)
Foreign currency translation difference	—	—	—	(3,724)	—	(3,724)
June 30, 2016	45,585,000	9,117	1,824,136	(23,737)	(993,927)	815,589

The notes are an integral part of these condensed consolidated interim financial statements.

GLOBALINK, LTD.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

For the six months ended June 30,

	2016	2015
	$	$

Cash provided by (used in):
Operating activities
Net loss for the period	(426,571)	(28,814)
Non-cash items:
Amortization	1,469	—
Stock-based compensation	84,121	—
Shares issued for investor relations fee	36,000	—
Changes in non-cash working capital:
Increase in accounts receivable	(31,415)	(146,927)
(Increase) Decrease in other current assets	(60,727)	4,003
Increase in accounts payable and accrued liabilities	152,261	238,544
Increase in amounts due to related parties	21,564	—
Increase in other current liabilities	11,359	11,535
Total cash provided by (used in) operating activities	(211,938)	78,341
Investing activities
Acquisition of fixed assets	(2,692)	—
Proceeds on disposal of fixed assets	12,697	—
Inventories	(1,309)	—
Construction in progress	(204,179)	—
Growing crops	(185,315)	—
Total cash used in investing activities	(380,798)	—
Financing activities
Loan proceeds from related party	225,723	—
Total cash provided by financing activities	225,723	—
Increase (Decrease) in cash and cash equivalents	(367,013)	78,341
Effect of exchange rate changes on balance of cash held in foreign currencies	14,480	(9,906)
Cash and cash equivalents, beginning of the period	758,355	1,236,137
Cash and cash equivalents, end of the period	405,822	1,304,572
Supplemental information on cash flows
Income taxes paid	—	—
Interest paid	—	—

Supplemental disclosure with respect to cash flows (note 16)

The notes are an integral part of these condensed consolidated interim financial statements.

GLOBALINK LTD.

Notes to Condensed Consolidated Financial Statements

For the three months ended June 30, 2016

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

On May 4, 2014, the Company entered into a joint venture agreement (the “Agreement”) with Shizhen Bio-Technology Co., Ltd. (“Shizhen Biotech”) in Jiangsu Province, China. On May 22, 2014, Globalink (Xuzhou) Bio-Technology Co., Ltd. (“Globalink Xuzhou”) was incorporated in Pizhou City, Jiangsu Province, China pursuant to the Agreement. Globalink Xuzhou will have total registered capital of $10,000,000, $8,000,000 of which will be invested by the Company to earn an 80% interest, with the remaining $2,000,000 being invested by Shizhen Biotech to earn the remaining 20%. Globalink Xuzhou will be involved in the business of biological sciences and technology research, biological technology popularization services, and fruit and vegetable distribution. Currently, Globalink Xuzhou will continue to focus on gingko cultivation and extraction. In August 2015, the Company transferred $500,000 to Globalink Xuzhou to start developing a gingko plantation in Pizhou City, Jiangsu Province. The Company transferred an additional $300,000 in October 2015. As at June 30, 2016 and December 31, 2015, the Company owns 100% of Globalink Xuzhou.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Statement of presentation

These unaudited condensed consolidated interim financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. Certain information and footnote disclosures normally present in annual financial statements have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2015 as disclosed in the Company’s Form 10-K as filed with the Securities and Exchange Commission on April 4, 2016. Operating results for the six month period ended June 30, 2016 may not necessarily be indicative of the results for the year ending December 31, 2016.

Continuance of operation

These consolidated financial statements prepared in conformity with US GAAP contemplate continuation of the Company as a going concern. As of June 30, 2016, the Company has an accumulated deficit of $993,927 since inception. Its ability to continue as a going concern depends upon whether it develops profitable operations and continues to raise adequate financing. However, management believes that the Company has sufficient working capital to meet its projected minimum financial obligations for the next fiscal year. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Foreign currency translation

Functional and presentation currency

Items included in the financial statements of each of the Company’s subsidiaries are measured using the currency of the primary economic environment in which the subsidiary operates (“the functional currency”), which is the Chinese Renminbi (“RMB”) for Globalink Xuzhou and Globalink Zhejiang, and the Canadian dollar (“CAD”) for Oneworld. The consolidated financial statements are presented in United States dollar (“USD”), which is the functional currency of the parent company. The operating subsidiaries’ financial statements are prepared in its respective functional currencies before translating to the presentation currency which is the USD. The Company translates items in the statement of operations and comprehensive loss using the average exchange rate for the year. Assets and liabilities are translated at the year-end rate. All resulting exchange differences are reported as a separate component of other comprehensive income (loss).

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

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) and market value. Inventories as of June 30, 2016 consist of supplies and fertilizers. Inventories as of December 31, 2015 mainly consisted of gingko seeds which were planted in March 2016. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary.

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

As at June 30, 2016, the Company’s financial instruments are comprised of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, amounts due to related parties, loan payable to related party and other current liabilities. Cash and cash equivalents are measured at fair value using Level 1 inputs. With the exception of cash and cash equivalents, all financial instruments held by the Company are measured at amortized cost. The fair values of these financial instruments approximate their carrying value due to their short-term maturities.

Goodwill

The Company recognizes goodwill in accordance with ASC 805 “Business Combinations”. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, if any. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit's goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is indicated. The Company concluded that there were no indicators of impairment with respect to the Company's goodwill as of June 30, 2016.

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

During the six months ended June 30, 2016 and 2015, all revenue was derived from hotel booking services.

Research and development

Research and development costs are expensed as incurred. The costs primarily consist of consulting fees paid to the technical team for development and improvement of gingko cultivation methods. Research and development costs for the six months ended June 30, 2016 and 2015 were $20,642 and $Nil, respectively, and are included in general and administrative expenses.

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

Earnings (loss) per common share

Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share is determined by dividing earnings (loss) by the diluted weighted average number of shares outstanding. Diluted weighted average number of shares reflects the dilutive equity instruments, if any, of potentially dilutive common shares, such as stock options and warrants calculated using the treasury stock method. In periods with reported net operating losses, all common stock options and warrants are deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal. The 6,000,000 stock options outstanding as of June 30, 2016 were excluded from the calculation of diluted loss per common share for the three and six months ended June 30, 2016.

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

As of June 30, 2016, the Company is organized into three main business segments: hotel booking services, gingko plantation cultivation and bio-technology research and development.

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

3. CASH AND CASH EQUIVALENTS

Cash of $106,915 (December 31, 2015 - $442,542) is held in China and is subject to local exchange control regulations. Chinese exchange control regulations provide for restrictions on exporting capital from China, other than through normal dividends.

4. OTHER CURRENT ASSETS

The items comprising the Company’s other current assets are summarized below:

	June 30, 2016	December 31, 2015
	$	$
Deposits to hotels	18,570	22,564
Prepaid investor relations fees	51,233	-
Deposits for lab equipment	25,357	25,949
Deposits for construction work	52,669	-
Other deposits and receivables	30,251	30,693
Total other current assets	178,080	79,206

5. INVENTORIES

The items comprising the Company’s inventories are summarized below:

	June 30, 2016	December 31, 2015
	$	$
Gingko seeds	-	24,658
Fertilizer and supplies	1,665	555
Total inventories	1,665	25,213

6. ACCOUNTS RECEIVABLE

Accounts receivable consist of trade receivables from travel agents. There are no allowances for doubtful accounts recorded as at June 30, 2016 and December 31, 2015.

7. FIXED ASSETS

The items comprising the Company’s fixed assets are summarized below:

	June 30, 2016	December 31, 2015
	$	$
Computer equipment	7,230	26,903
Office furniture and fixtures	1,663	16,080
Agricultural machinery	32,178	44,879
Infrastructure	122,368	-
Lab equipment	1,109	1,109
Storage	1,102	1,102
	165,650	90,073

Less: accumulated amortization	(7,416)	(35,671)

	158,234	54,402

During the six months ended June 30, 2016, amortization expense of $1,469 (2015 - $Nil) was recognized and capitalized as costs associated with the Company’s growing crops and $6,114 (2015 - $Nil) was recorded in the statement of operations and comprehensive loss.

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

9. GROWING CROPS

Growing crops consist of direct cultivation costs incurred for planting, growing and maintaining the gingko trees.

	Gingko trees	Grape vines	Total
	$	$	$
Balance, December 31, 2014	-	-	-
Acquisition of seeds or seedlings	-	1,078	1,078
Amortization of agricultural machinery	1,040	-	1,040
Land lease	113,931	-	113,931
Labour	804	-	804
Materials	2,945	-	2,945
Machine operation	3,879	-	3,879
Miscellaneous	3,178	-	3,178
Technical consultants	5,313	-	5,313
Balance, December 31, 2015	131,090	1,078	132,168
Acquisition of seeds or seedlings	21,951	-	21,951
Amortization of agricultural machinery	6,114	-	6,114
Electricity	1,206	-	1,206
Fertilizer	84,080	-	84,080
Irrigation	1,382	-	1,382
Labour	42,444	471	42,915
Land use	4,589	-	4,589
Materials	9,133	203	9,336
Machine operation	14,747	-	14,747
Miscellaneous	13,811	-	13,811
Technical consultants	16,001	153	16,154
Balance, June 30, 2016	346,548	1,905	348,454

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities mainly consist of trade payables to hotels and travel service suppliers.

11. OTHER CURRENT LIABILITIES

The items comprising the Company’s other current liabilities are summarized below:

	June 30, 2016	December 31, 2015
	$	$
Unearned revenue	21,489	7,650
Taxes payable	-	1,655
Total other current liabilities	21,489	9,305

12. TRANSACTIONS WITH RELATED PARTIES

During the six months ended June 30, 2016, the Company paid or accrued management fees of $18,000 (2015 - $18,000) to a company controlled by a director and Corporate Secretary. As of June 30, 2016, $6,000 of accured management fees was owing to the company.

During the six months ended June 30, 2016, the Company paid or accrued management fees of $12,000 (2015 - $12,000) to a company controlled by a director and Chief Financial Officer. As of June 30, 2016, $4,000 of accrued management fees and $11,564 in expenses was owing to the company.

In January 2016, the Chief Executive Officer of the Company loaned an amount of $225,723 to Globalink Xuzhou. The loan is non-interest bearing, unsecured, and has no fixed terms of repayment.

On September 16, 2015, 5,250,000 stock options were granted to directors and officers with a total fair value of $260,439 at the date of grant, $84,121 of which was amortized and recorded in the statement of loss and comprehensive loss during the six months ended June 30, 2016 (2015 -$Nil).

13. SHAREHOLDERS’ EQUITY

Share capital

Authorized

- 500,000,000 common voting shares with a par value of $0.0002 per share.

Issued and outstanding

As of June 30, 2016, the Company has 45,585,000 shares (December 31, 2015 – 43,585,000) issued and outstanding.

During the six months ended June 30, 2016:

In February 2016, the Company issued 2,000,000 common shares (valued at $80,000) pursuant to an investor relations contract with a defined term to December 31, 2016.

During the year ended December 31, 2015:

In September 2015, the Company issued 1,100,000 common shares to an arm’s length party for total proceeds of $110,000 ($0.10 per share).

Proposed financing

On May 12, 2016, the Company filed Form S-1 with the Securities and Exchange Committee (“SEC”), pursuant to which the Company intends to offer a maximum of 20,000,000 common shares at a price of $0.25 per share for a maximum gross proceeds of $5,000,000 on a best efforts basis.

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

On September 16, 2015, 6,000,000 stock options were granted to directors, officers and consultants with an exercise price of $0.075 expiring on September 16, 2020, 10% of the options vest as of the grant date, with the remaining 90% vesting at a rate of 15% every six months thereafter. The Company uses the Black-Scholes Option Pricing Model to determine the fair value of options granted. The fair value of the stock options granted was $297,645 ($0.0496 per option), of which $84,121 was amortized and recorded and expensed during the six months ended June 30, 2016.

The fair value of the stock options granted was determined using the following assumptions:

Year ended December 31, 2015
Risk free interest rate	1.44%
Volatility	242.72%
Expected life of options	5 years
Dividend rate	0%
Expected forfeiture rate	0%

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Values

Balance, December 31, 2014	-	$ -	$ -
Granted	6,000,000	0.075

Balance, at December 31, 2015 and June 30, 2016	6,000,000	$ 0.075	$ -
Exercisable, at December 31, 2015 and June 30, 2016	1,500,000	$ 0.075	$ -

As at June 30, 2016, the following incentive stock options are outstanding:

Number of Options	Exercise Price	Expiry Date

6,000,000	$ 0.075	September 16, 2020

14. REVENUE

The Company reports its revenue as an agent on a net basis. The following table shows the gross amount the Company accrued or received from customers and the booking costs during the six months ended June 30, 2016 and 2015:

For the period ended	June 30, 2016	June 30, 2015
	$	$
Gross amount received	933,848	1,224,608
Costs	(841,219)	(1,067,864)
Revenue	92,629	156,744

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

Farmland lease agreements

The Company leased approximately 100 acres of farmland in Pizhou City, Jiangsu Province, China from local individual farmers for a period from October 2015 to August 2027. The lease fees may be renegotiated.

Year	2016	2017	2018	2019	2020-2027
Amount	$ 114,000	$ 114,000	$ 114,000	$ 114,000	$ 912,000

16. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the six months ended June 30, 2016, the Company had the following non-cash transactions:

a) transferred $122,367 of completed work from construction in progress to fixed assets;

b) transferred $24,857 of gingko seeds from inventories to growing crops after completing seeding in the six months ended June 30, 2016;

c) included $6,114 of amortization of agricultural machinery into growing crops;

d) issued 2,000,000 common shares (valued at $80,000) pursuant to an investor relations contract.

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

As of June 30, 2016, management of the Company has determined that the Company is organized into three main business segments: hotel booking services, gingko plantation cultivation and bio-technology research and development.

The table below provides information regarding the Company’s identified segments for the six months ended June 30, 2016:

	Hotel booking	Gingko plantation	Research and development	Totals
Revenue	$92,629	$—	$—	$92,629
Operating loss	$(58,176)	$(290,947)	$(77,448)	$(426,571)
Fixed assets	$—	$156,519	$1,715	$158,234
Construction in progress	$—	$94,696	$—	$94,696
Growing crops	$—	$348,454	$—	$348,454

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto, for the fiscal years ended December 31, 2015 and 2014 included elsewhere herein.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements.

Our financial statements are prepared in U.S. Dollars and in accordance with accounting principles generally accepted in the United States. See “Critical Accounting Policies and Estimates — Foreign currency translation” below for information concerning the exchanges rates at which Renminbi were translated into U.S. Dollars at various pertinent dates and for pertinent periods.

Business Overview

Globalink, Ltd. conducts business through its three wholly owned subsidiaries OneWorld Hotel Destination Service Inc., a Canadian corporation (“OneWorld”), Globalink (Xuzhou) Bio-Technology Co., Ltd. (“Globalink Xuzhou”) and Globalink (Zhejiang) Bio-Technology Co. Ltd. (“Globalink Zhejiang” and, together with Globalink Xuzhou, our “PRC Subsidiaries”), which are incorporated in the PRC. Our business is divided into two segments:

-	online business to business hotel booking; and

-	agriculture, which includes (i) the development and operation of a ginkgo tree plantation in the PRC, the business of which is the cultivation and sale of dried ginkgo leaves to manufacturers of ginkgo extract, the principal ingredient of ginkgo-based herbal supplement products that have gained popularity around the world, and (ii) research and development, cultivation, extraction, and application of gingko trees and other economic plants.

We operate a hotel booking service for travel agents located in Canada. We enter into agreements with hotel chains and individual hotels in Canada that agree to make rooms available to us at discounted prices. We currently have relationships with five hotel chains and over two hundred individual hotels. We also enter into agreements with travel agents throughout Canada who view room selection on our web site and contact us directly to book rooms. Travel agents typically book blocks of rooms for their leisure and business traveler clients. Currently, all room booking is completed manually and no credit card or other personal data is transmitted electronically or retained by us. We generate revenue for our services based on the difference between the total amount the customer pays for the room and the negotiated net rate plus estimated taxes that the hotel charges for the room. We recognize revenue when rooms are booked and remit payment to the hotel promptly.

We are developing a ginkgo tree plantation (“Plantation”) through our Globalink Xuzhou subsidiary that will comprise approximately 1,553 acres over the next five years. As of June 30, 2016, our Plantation had 100 acres of land under cultivation that it leased from local farmers pursuant to land leases that extend through 2027. Since we proposed the project in 2015, we have developed a comprehensive business plan that projects approximate costs, output and revenues over the next five years. As of the date of this Form 10-Q, we have invested a total of $800,000 in Globalink Xuzhou, comprising $500,000 invested in August 2015, and $300,000 invested in October 2015. During January 2016, Hin Kwok Sheung, our principal stockholder and the president and chief executive officer and a director of the Company, loaned the sum of $250,000 (RMB1,500,000) to Globalink Xuzhou. The loan bears no interest and has no fixed term of repayment.

During the winter of 2015, we began purchasing equipment and other materials required to commence agricultural operations. We are planting our first crop of seeds this spring and, assuming typical growing conditions, we expect to harvest approximately 60 tons of dried ginkgo leaves for sale during the fall of 2016. Our Plantation brings modern scientific and technical practices to China’s archaic agricultural industry and we expect to become one of the largest independent producers of ginkgo leaves in the PRC.

We expect to sell our output of ginkgo leaves to ginkgo extract manufacturers that will use the finished product in a variety of health and herbal supplement products. Initially, we expect to sell our entire output in China and eventually expand our marketing efforts to Europe and North America. Sales are recorded on a per kilo or per ton of dried leaf basis. In addition, as our trees reach six years of age and the content of the active beneficial ingredients in the ginkgo leaves declines, rendering the leaves of no value to extract manufacturers, we will seek to sell trees to local consumers who use them for ornamental or landscaping purposes. To the extent we are able to sell trees, the price typically is based upon the circumference of the trunk.

As of the date of this Form 10-Q, we own all of the outstanding capital of Globalink Xuzhou, our PRC subsidiary that is developing our Plantation, equal to RMB 5,099,000 ($800,000) of Globalink Xuzhou’s total registered capital of RMB 60 million. Globalink Xuzhou was organized pursuant to a joint venture agreement (the “JV Agreement”) with Shizhen Bio-Technology Co., Ltd. (“Shizhen Biotech”) which provides, among other things, that we have the right to own 80% of Globalink Xuzhou’s registered capital for a total investment of RMB 48 million ($8 million) and Shizhen Biotech has the right to own 20% of Globalink Xuzhou’s registered capital for a total investment of RMB 12 million ($2 million). As of the date of this Form 10-Q, Shizhen Biotech has not invested any funds into Globalink Xuzhou and does not own any of that company’s registered capital. To the extent that Shizhen Biotech makes its investment in Globalink Xuzhou, our percentage of the profits of that company will be reduced by a corresponding amount up to 20%.

Globalink Zhejiang engages in research and development, cultivation, extraction, and application of gingko trees and other economic plants. In January 2016, Globalink Zhejiang entered into a Technology Development Service Agreement with Zhejiang Pharmaceutical College, or the College, under which the College has agreed to perform research with respect to accelerating the development of the active ingredients within the ginkgo tree and optimizing the processes of extracting flavone and lactone in order to enhance yield. We expect to receive a summary of the research project by the end of 2016, which may lead to a conclusion as to whether we can apply the technology to commercial production of gingko trees in a controlled laboratory environment.

We currently derive all of our revenues from our online hotel booking business; however, we expect that over the next three years, sales of ginkgo leaves by our Plantation operations will become our principal source of revenue. For the foreseeable future, we expect to reinvest any net profits into the development of our Plantation.

Growth Strategies and Outlook

Though we expect to focus our immediate efforts of the development of our Plantation, we have identified several growth strategies for our online hotel booking business.

We believe that we have the opportunity to expand our booking business by (i) offering our products directly to consumers, and (ii) targeting travelers from China to North America. Official China tourism statistics indicate that the number of outbound tourists was 107 million in 2014, an increase of almost 20% over the previous year. International travel from China has grown as a result of increased disposable income, relaxed restrictions within China with respect to travel and a concurrent easing of visa arrangements for visitors from China by many countries, including the U.S. and Canada, where our hotels rooms are located. In order to take advantage of these trends, we would need to both build a more robust booking platform that is accessible to businesses and consumers and commence marketing initiatives directly to Chinese travel agencies and consumers. We are in the process of evaluating the costs and other resources required to take advantage of this potentially significant opportunity.

The business plan we have prepared for our Plantation contemplates that we will have over 1,500 acres under cultivation over the next five years. After the first year, we expect to increase our land under cultivation by leasing additional lands from individual farmers on terms that we believe will be comparable to those currently in place. In our second, third, fourth and fifth years of operations, we expect to have approximately 600 acres, 750 acres, and 800 acres, respectively, of land under cultivation and that by the fifth year of operations we could be producing up to 5,500 metric tons of dried ginkgo leaves that conform to GAP standards and that contain the optimum levels of the active ingredients. We believe that from a cost and operations perspective, as we add lands and the labor, equipment, management, utilities and other input required to produce the output of leaves we project, our project scales up proportionately. We expect to harvest ginkgo leaves at the end of our first season, the fall of 2016, and that output production will increase in each of our first five years as we add additional lands under cultivation and our trees continue to grow to maturity. We currently are marketing our anticipated product to ginkgo extract manufacturers and expect to have the entire output pre-sold prior to the harvest. As of the fall of 2015, high quality dried ginkgo leaves were being sold to pharmaceutical companies at prices ranging from RMB 18 – RMB 22 ($3.00 - $3.60) per kilogram. We believe that we have an experienced and deep team to execute our business plan, however, agricultural operations are subject to significant risks beyond our control. Moreover, our Plantation will be subject to all of the risks of doing business in the PRC.

We believe that ginkgo cultivation represents a favorable opportunity for our Company both because (i) ginkgo is a key ingredient in TCM and is widely used in the PRC, (ii) the ginkgo growing industry is fragmented among large number of small producers who continue to utilize archaic farming techniques and a small number of agribusinesses that are subsidiaries of or otherwise connected with ginkgo extract manufacturers and (iii) ginkgo and other TCM ingredients enjoy increasing usage among consumers worldwide and are currently accepted under U.S. and EU regulations with only minimal government intervention.

TCM is widely practiced among PRC residents and is considered to be an integral part of the health care system. Ginkgo is a fundamental ingredient in TCM which posits that ginkgo is imbued with healing qualities and is prescribed by TCM practitioners to address a wide range of ailments. China’s National Bureau of Statistics estimates that the TCM market in China totaled more than RMB515 billion in 2012, accounting for 31.24% of China’s total medicine industry. We believe that ginkgo will continue to be a staple of TCM and that there will be an active market for our output.

In China, TCM products are regulated by the China FDA and typically are produced by pharmaceutical companies. In many instances, these companies grow the preponderance of the raw materials, such as ginkgo, that they use in their products at company-operated farms. Those PRC companies that do not control their own production, as well as international manufacturers of herbal supplements and other related products, must purchase TCM raw materials from independent farmers. Our internal investigation and research demonstrates that ginkgo continues to be grown by a diverse group of small farmers that rely on antiquated agricultural practices. Our Plantation will incorporate modern GAP practices to maximize output and ensure the highest content of the active ingredients in our leaves. Leaves will be packaged in parcels to which we will affix pertinent information, such as the growth records of the specific product and the flavone and lactone content of the leaves, as a means of exhibiting our transparency and to assure customers that our product meets their quality specifications. We believe these features will distinguish us from other independent growers of ginkgo and attract domestic and international customers.

China’s National Bureau of Statistics estimates that the worldwide TCM market is increasing by between 10% to 20% each year. Over the last several decades, the usage of ginkgo-based products have proliferated across Europe and North America where ginkgo is becoming widely accepted as an herbal remedy for a variety of health conditions, principally memory loss and dementia. Sales of ginkgo-based products are difficult to estimate but in 2012 worldwide sales were believed to be worth approximately $500 million. In Europe and the United States, products incorporating ginkgo are among the five top-selling herbal supplements. In 2002, ginkgo was the number one selling herbal supplement in the United States. We believe that the market for TCM products will continue to grow as Western consumers, particularly an aging population, look for products that they believe to be safe and inexpensive alternatives to modern pharmaceutical preparations, as a treatment to mitigate the effects of cognitive decline, such as dementia, which is one of the principal uses for ginkgo.

Government regulation of ginkgo-based products in North America and the EU has been relatively benign. In the U.S. gingko is regulated as a category of food known as “dietary supplements” under the Dietary Supplement Health and Education Act of 1994 and not as a drug. Ginkgo and other herbal supplements may be sold in the U.S. without regulation, provided that manufacturers do not make health claims on the labels or in advertising. Moreover, there are no regulations specific to the manufacturing of individual dietary supplements, though there are general safety rules on manufacturing, packaging, labeling, and storage. In the EU, “traditional herbal medicinal products” which meet certain criteria, including ginkgo-based products, may be manufactured and sold within European Union, or EU, member states without authorization or registration. In view of these conditions, we believe that Western markets represent a receptive and growing market for our product.

We believe that we have developed a business plan that presents a reasonable and rational path to success and that our current management possesses the skills and experience to achieve all of the goals we have set over the next five years and beyond.

Critical Accounting Policies and Use of Estimates

Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates discussed below involve the most difficult management judgments, due to the sensitivity of the methods and assumptions used. Our significant accounting policies are described in Note 2 to our condensed consolidated financial statements included elsewhere in this report.

While our significant accounting policies are fully described in Note 2, we believe the following accounting policies and estimates are the most critical to aid you in fully understanding and evaluating this management’s discussion and analysis. Some of them involve significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires management to make judgments, estimates and assumptions that affect the application of accounting policies and the reported amount of assets, liabilities and provisions, income and expenses and the disclosure of contingent assets and liabilities at the date of these financial statements. Estimates are used for, but not limited to, the selection of the useful lives of fixed assets, allowance for doubtful debt associated with accounts receivable, fair values, revenue recognition, and taxes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results may differ from these estimates.

Growing crops

Gingko trees are valued at historical cost, which include all cultivation costs incurred for planting, growing and maintaining the gingko trees during a year other than the harvest season that lasts about two months. The cultivation costs include costs of land lease, equipment lease, equipment amortization, labor, consulting, fertilizer, materials and supplies, and other direct growing costs.

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

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) and market value. Inventories as of June 30, 2016 consist of supplies and fertilizers. Inventories as of December 31, 2015 mainly consisted of gingko seeds which were planted in March 2016. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary.

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

The Company accounts for stock compensation arrangements with non-employees in accordance with ASC 505-50 “Stock-Based Transactions with Nonemployees”, which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of share-based compensation is subject to periodic adjustment as the underlying instruments vest. The fair value of stock options is estimated using the Black-Scholes Option Pricing Model and the compensation charges are amortized over the vesting period.

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

Foreign currency translation

Functional and presentation currency

Items included in the financial statements of the Company’s PRC Subsidiaries are measured using the currency of the primary economic environment in which the subsidiary operates (“the functional currency”), which is the Chinese Renminbi for Globalink Xuzhou and Globalink Zhejiang, and the Canadian dollar for OneWorld. The consolidated financial statements are presented in United States dollar, which is the functional currency of the parent company. The operating subsidiaries’ financial statements are prepared in its respective functional currencies before translating to the presentation currency which is the USD. The Company translates items in the statement of loss and comprehensive loss using the average exchange rate for the year. Assets and liabilities are translated at the year-end rate. All resulting exchange differences are reported as a separate component of other comprehensive income (loss).

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

Capital and Sources of Liquidity

For the six months ended June 30, 2016, we incurred a net loss of $426,571. We had the following adjustments for non-cash items: $1,469 for amortization, $84,121 for stock-based compensation, and $36,000 as a result of shares issued for investor relations fees. We had the following changes in non-cash working capital: We had an increase in accounts receivable of $31,415, an increase in other current assets of $60,727, an increase in accounts payable and accrued liabilities of $152,261, an increase in amounts due to related parties of $21,564, and an increase in other current liabilities of $11,359. As a result, we had total cash used in operating activities of $211,938 for the period.

For the six months ended June 30, 2015, we incurred a net loss of $28,814. We had the following changes in non-cash working capital: We had an increase in accounts receivable of $146,927, a decrease in other current assets of $4,003, an increase in accounts payable and accrued liabilities of $238,544, and an increase in other current liabilities of $11,535. As a result, we had total cash provided by operating activities of $78,341 for the period.

For the six months ended June 30, 2016, we spent $2,692 on the acquisition of fixed assets. We received $12,697 as proceeds on disposal of fixed assets and spent $1,309 on inventories. We spent $204,179 on construction in progress and $185,315 on growing crops. As a result, we had total cash used in investing activities of $380,798 for the period.

For the six months ended June 30, 2015, we did not pursue any investing activities.

For the six months ended June 30, 2016, we received $225,723 from loan proceeds from a related party. As a result, we had total cash provided by financing activities of $225,723 for the period.

For the six months ended June 30, 2015, we did not pursue any financing activities.

Results of Operations

For the three months ended June 30, 2016, we recorded revenues of $59,533. We recorded the following general and administrative expenses: We had $62,908 in accounting and legal, $735 due to amortization, $15,000 in director and management fees, and $34,280 due to a foreign exchange loss. We incurred $26,767 on investor relations, $11,846 on research and development, and $9,571 on rent expenses. We incurred $75,388 on salaries and benefits, $32,248 on stock-based compensation, and $1,566 on telephone expenses. We incurred $17,796 on travel expenses, $3,493 on transfer agent and filing fees, and other general and administrative expenses of $8,675. As a result, we had total general and administrative expenses of $300,273 and a net loss of $240,740 for the period. We had a $5,012 exchange difference on translating foreign operations, resulting in a comprehensive loss of $245,752 for the three months ended June 30, 2016.

For the three months ended June 30, 2015, we recorded revenues of $84,823. We recorded the following general and administrative expenses: We had $2,034 in accounting and legal, $15,000 in director and management fees, and had an $8,982 foreign exchange gain. We incurred $5,929 on rent expenses, $58,240 on salaries and benefits, and telephone expenses of $1,545. We had travel expenses of $836, transfer agent and filing fees of $965, and other general and administrative expenses of $10,237. As a result, we had total general and administrative expenses of $85,804 and a net loss of $981. We gained $84 from an exchange on difference on translating foreign operations, resulting in a comprehensive loss of $897 for the three months ended June 30, 2015.

Our net loss increased by $239,759 for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This is due to greatly increased general and administrative expenses combined with a $25,290, or 29.8%, decrease in revenues. Our revenues decreased due to a reduced profit margin due to competition and a weaker Canadian dollar against US dollars, as revenue earned through our hotel booking operations are recorded in Canadian dollars and translated and presented in US dollars in the financial statements. Our accounting and legal fees increased by $60,874 as a result of preparing and filing a registration statement on Form S-1, and we spent a total of $71,596 for amortization, investor relations, research and development, and stock-based compensation that we did not incur during the three months ended June 30, 2015. These factors all contributed to the increased net loss.

For the six months ended June 30, 2016, we recorded revenues of $92,629. We recorded the following general and administrative expenses: We had $63,708 in accounting and legal expenses, $1,469 in amortization, and $30,000 in director and management fees. We had a foreign exchange loss of $38,767, we incurred $27,144 on investor relations, $20,642 in research and development, and $18,664 on rent expenses. We incurred

$162,414 on salaries and benefits, $84,121 on stock-based compensation, and $3,609 on telephone expenses. We incurred $18,225 on travel expenses, $28,543 on transfer agent and filing fees, and $21,894 on other general and administrative expenses. As a result, we had total general and administrative expenses of $519,200, and a net loss of $426,571 for the period. We had a loss of $3,724 due to the exchange difference on translating foreign operations, resulting in a comprehensive loss of $430,295 for the six months ended June 30, 2016.

For the six months ended June 30, 2015, we recorded revenues of $156,744. We recorded the following general and administrative expenses: We had $2,608 in accounting and legal expenses, $30,000 in director and management fees, and a $9,576 gain on foreign exchange. We incurred rent expenses of $11,138, salaries and benefits of $110,582, and telephone expenses of $3,415. We incurred travel expenses of $7,976, transfer agent and filing fees of $16,850, and other general and administrative expenses of $12,565. As a result, we had total general and administrative expenses of $185,558, resulting in a net loss of $28,814. We recognized a gain of $1,780 due to the exchange difference on translating foreign operations, resulting in a comprehensive loss of $27,034 for the six months ended June 30, 2015.

Our net loss increased by $397,757 for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This is due to greatly increased general and administrative expenses combined with a $64,115, or 40.9%, decrease in revenues. Our revenues decreased due to a reduced profit margin due to competition and a weaker Canadian dollar against US dollars, as revenue earned through our hotel booking operations are recorded in Canadian dollars and translated and presented in US dollars in the financial statements. Our accounting and legal fees increased by 61,100 as a result of preparing and filing a registration statement on Form S-1, and we spent a total of $133,376 for amortization, investor relations, research and development, and stock-based compensation that we did not incur during the six months ended June 30, 2015. These factors all contributed to the increased net loss.

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements as of June 30, 2016.

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

Year	2016	2017	2018	2019	2020-2027
Amount	$114,000	$114,000	$114,000	$114,000	$912,000

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were not effective as of June 30, 2016.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2016. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 12, 2016

GLOBALINK, LTD.

By:	/s/ Hin Kwok Sheung
Hin Kwok Sheung
Chief Executive Officer

By:	/s/ Ke Feng (Andrea) Yuan
Ke Feng (Andrea) Yuan
Chief Financial Officer

