Form 10-Q
period 2016-09-30
GLOBALINK, LTD.
filed 2016-11-15
CIK 1361540

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2016

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

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of outstanding shares of the registrant's common stock, November 14, 2016: Common Stock  -  45,585,000

As used herein, the terms “Globalink”, “Company,” “we,” “our,” “us,” “it,” and “its” refer to Globalink, Ltd., a Nevada corporation and its wholly owned subsidiaries, unless otherwise indicated.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2016 and the results of its operations for the three and nine month periods ended September 30, 2016 and 2015 and its cash flows for the nine month periods ended September 30, 2016 and 2015.

The quarterly financial statements are presented in accordance with the requirements of Form 10-Q and do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  For additional information, reference is made to the Company’s audited financial statements filed with Form 10-K for the years ended December 31, 2015.  The results of operations for the three and nine month periods ended September 30, 2016 and 2015 are not necessarily indicative of operating results for the full year.

1

GLOBALINK, INC.

FORM 10-Q

For the quarterly period ended September 30, 2016

GLOBALINK, LTD.

Condensed Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	September 30, 2016	December 31, 2015
	$	$
Assets
Current assets
Cash (note 4)	32,008	523,032
Other current assets (note 5)	81,831	53,653
Current assets – discontinued operations (note 3)	—	627,789
Total current assets	113,839	1,204,474

Inventories (note 6)	1,651	25,213
Construction in progress (note 8)	226,508	12,884
Growing crops (note 9)	390,354	132,168
Fixed assets (note 7)	154,654	54,402
Total assets	887,006	1,429,141
Liabilities
Current liabilities
Accounts payable and accrued liabilities (note 10)	130,167	13,960
Amounts due to related parties (note 11)	30,030	—
Loan payable to related party (note 11)	285,000	—
Current liabilities – discontinued operations (note 3)	—	333,418
Total current liabilities	445,197	347,378

Shareholders’ equity
Common shares, $0.0002 par value; Authorized - 500,000,000 common shares; shares issued and outstanding – 45,585,000 (December 31, 2015 – 43,585,000) (note 12)	9,117	8,717
Additional paid-in-capital (note 12)	1,855,519	1,660,415
Accumulated other comprehensive loss	(18,286)	(20,013)
Deficit	(1,404,541)	(567,356)
Total shareholders’ equity	441,809	1,081,763
Total liabilities and shareholders’ equity	887,006	1,429,141
Nature of operations (note 1)
Commitments (note 13)

The notes are an integral part of these condensed consolidated interim financial statements.

GLOBALINK, LTD.

Condensed Consolidated Statements of Comprehensive Loss

(Expressed in U.S. Dollars)

(Unaudited)

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
	$	$	$	$
General and administrative expenses		,
Accounting and legal	31,523	36,735	95,231	37,309
Amortization (note 7)	719	—	2,188	—
Director and management fees (note 11)	15,000	15,000	45,000	45,000
Foreign exchange loss	121	171	246	925
Investor relations (note 12)	26,766	—	65,533
Research and development	10,778	—	31,420	—
Rent	5,157	499	14,552	3,945
Salaries and benefits	26,711	—	100,144	—
Stock-based compensation (notes 11 and 12)	31,383	35,761	115,504	35,761
Telephone	700	571	1,639	1,256
Travel	9,102	1,025	19,565	17,875
Transfer agent and filing fees	1,340	6,797	36,373	13,218
Other general and administrative expenses	8,123	14,216	21,891	14,873
Write-off of growing crops (note 9)	2,071	—	2,071	—
Total general and administrative expenses	169,494	110,775	551,357	170,162

Loss from continuing operations	(169,494)	(110,775)	(551,357)	(170,162)
Loss on disposal of Oneworld (note 3)	(289,873)	—	(289,873)	—
Income from discontinued operations (note 3)	40,663	39,586	4,045	70,159
Net loss for the period	(418,704)	(71,189)	(837,185)	(100,003)

Other comprehensive income (loss)
Exchange difference on translating foreign operations	1,997	(1,664)	1,727	116
Comprehensive loss for the period	(416,707)	(72,853)	(835,458)	(99,887)
Basic and diluted weighted average number of common shares outstanding	45,585,000	42,915,315	44,034,451	42,630,055
Net loss per share from continuing operations	(0.00)	(0.00)	(0.01)	(0.00)
Net income per share from discontinued operations	0.00	0.00	0.00	0.00
Net loss per share, basic and diluted	(0.01)	(0.00)	(0.02)	(0.00)

The notes are an integral part of these condensed consolidated interim financial statements.

GLOBALINK, LTD.

Condensed Consolidated Statements of Changes in Equity

(Expressed in U.S. Dollars)

(Unaudited)

	Common shares		Additional paid-in-capital	Accumulated other comprehensive income (loss)	Deficit	Total
	Number	$	$	$	$	$
December 31, 2014	42,485,000	8,497	1,459,703	(7,691)	(289,066)	1,171,443
Private placements	1,100,000	220	109,780	—	—	110,000
Stock-based compensation		—	90,932	—	—	90,932
Net loss for the year		—	—	—	(278,290)	(278,290)
Foreign currency translation difference		—	—	(12,322)	—	(12,322)
December 31, 2015	43,585,000	8,717	1,660,415	(20,013)	(567,356)	1,081,763
Shares issued for investor relations fee	2,000,000	400	79,600	—	—	80,000
Stock-based compensation		—	115,504	—	—	115,504
Net loss for the period		—	—	—	(837,185)	(837,185)
Foreign currency translation difference		—	—	1,727	—	1,727
September 30, 2016	45,585,000	9,117	1,855,519	(18,286)	(1,404,541)	441,809

The notes are an integral part of these condensed consolidated interim financial statements.

GLOBALINK, LTD.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

For the nine months ended September 30,

	2016	2015
	$	$
Cash provided by (used in):
Operating activities
Net loss for the period	(837,185)	(100,003)
Non-cash items:
Amortization	2,188	—
Stock-based compensation	115,504	35,761
Shares issued for investor relations fee	60,000	—
Write-off of growing crops	2,071	—
Loss on disposal of Oneworld	289,873	—
Changes in non-cash working capital items:
(Increase) in accounts payable	—	(45,711)
(Increase) Decrease in other current assets	9,399	(64,813)
Increase in accounts payable and accrued liabilities	120,510	148,576
Increase in other current liabilities	—	24,960
Increase in amounts due to related parties	30,030	—
Total cash used in operating activities	(207,608)	(1,230)
Investing activities
Acquisition of fixed assets	(5,350)	(6,915)
Proceeds on disposal of fixed assets	15,293	—
Inventories	(1,295)	—
Construction in progress	(300,898)	—
Growing crops	(224,630)	—
Total cash used in investing activities	(516,880)	(6,915)
Financing activities
Proceeds from share issuance	—	110,000
Loan proceeds from related party	285,000	—
Total cash provided by financing activities	285,000	110,000
Increase (Decrease) in cash	(439,488)	101,855
Effect of exchange rate changes on balance of cash held in foreign currencies	(51,536)	19,480
Cash, beginning of the period	523,032	1,236,137
Cash, end of the period – continuing operations	32,008	860,939
Cash, end of the period – discontinued operations	—	496,533

Supplemental disclosure with respect to cash flows (note 14)

The notes are an integral part of these condensed consolidated interim financial statements.

GLOBALINK LTD.

Notes to Condensed Consolidated Financial Statements

For the three months ended September 30, 2016

(Expressed in U.S. Dollars)

(Unaudited)

1.    NATURE OF OPERATIONS

Globalink, Ltd. (the “Company”) was incorporated in the State of Nevada on February 3, 2006.

Before September 2016, the Company focused its efforts on internet hotel booking services and had developed a proprietary online hotel booking program for connecting users with available rooms in hotels across the world. In order to gain access to hotels, the Company acquired OneWorld Hotel Destination Service Inc. (“OneWorld”) in Vancouver, British Columbia, Canada on October 31, 2008. OneWorld is a hotel booking company which has established relationships with major hotel chains. Effective September 30, 2016, the Company sold its 100% interest in Oneworld back to its original owner (note 3).

On May 4, 2014, the Company entered into a joint venture agreement (the “Agreement”) with Shizhen Bio-Technology Co., Ltd. (“Shizhen Biotech”) in Jiangsu Province, China. On May 22, 2014, Globalink (Xuzhou) Bio-Technology Co., Ltd. (“Globalink Xuzhou”) was incorporated in Pizhou City, Jiangsu Province, China pursuant to the Agreement. Globalink Xuzhou will have total registered capital of $10,000,000, $8,000,000 of which will be invested by the Company to earn an 80% interest, with the remaining $2,000,000 being invested by Shizhen Biotech to earn the remaining 20%. Globalink Xuzhou will be involved in the business of biological sciences and technology research, biological technology popularization services, and fruit and vegetable distribution. Currently, Globalink Xuzhou will continue to focus on gingko cultivation and extraction. In August 2015, the Company transferred $500,000 to Globalink Xuzhou to start developing a gingko plantation in Pizhou City, Jiangsu Province. The Company transferred an additional $300,000 in October 2015. As at September 30, 2016 and December 31, 2015, the Company owns 100% of Globalink Xuzhou.

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

2.    SIGNIFICANT ACCOUNTING POLICIES

Statement of presentation

These unaudited condensed consolidated interim financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q. Certain information and footnote disclosures normally present in annual financial statements have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2015 as disclosed in the Company’s  Form 10-K as filed with the Securities and Exchange Commission on April 4, 2016. Operating results for the nine month period ended September 30, 2016 may not necessarily be indicative of the results for the year ending December 31, 2016.

Continuance of operation

These consolidated financial statements prepared in conformity with US GAAP contemplate continuation of the Company as a going concern. As of September 30, 2016, the Company has an accumulated deficit of $1,404,541 since inception. Its ability to continue as a going concern is dependent upon it ability to attain profitable operations, and to continue to raise funds or obtain borrowing from third parties sufficient to meet current and future obligations.  Due to the seasonal nature of agricultural businesses, the revenue from sales of gingko leaves will be concentrated in last quarter instead of spreading evenly across a year. Management believes that the Company will have sufficient working capital to meet its projected minimum financial obligations for the next fiscal year. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Details of the Company’s subsidiaries and former subsidiaries are as follows:

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

Foreign currency translation

Functional and presentation currency

Items included in the financial statements of each of the Company’s subsidiaries are measured using the currency of the primary economic environment in which the subsidiary operates (“the functional currency”), which is the Chinese Renminbi (“RMB”) for Globalink Xuzhou and Globalink Zhejiang, and the Canadian dollar (“CAD”) for the Company’s former subsidiary, Oneworld. The consolidated financial statements are presented in United States dollar (“USD”), which is the functional currency of the parent company. The subsidiaries’ financial statements are prepared in its respective functional currencies before translating to the presentation currency which is the USD. The Company translates items in the statement of operations and comprehensive loss using the average exchange rate for the year. Assets and liabilities are translated at the year-end rate. All resulting exchange differences are reported as a separate component of other comprehensive income (loss).

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

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) and market value. Inventories as of September 30, 2016 consist of supplies and fertilizers. Inventories as of December 31, 2015 mainly consisted of gingko seeds which were planted in March 2016. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary.

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

As at September 30, 2016, the Company’s financial instruments are comprised of cash, accounts receivable, accounts payable and accrued liabilities, amounts due to related parties, loan payable to related party and other current liabilities. Cash is measured at fair value using Level 1 inputs. With the exception of cash, all financial instruments held by the Company are measured at amortized cost. The fair values of these financial instruments approximate their carrying value due to their short-term maturities.

Goodwill

The Company recognizes goodwill in accordance with ASC 805 “Business Combinations”. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, if any. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit's goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is indicated. The Company derecognized the goodwill at the disposal of Oneworld as of September 30, 2016.

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

Revenue recognition

Oneworld recognizes revenue from its hotel booking services once the service is rendered and all the significant risks and rewards of the service have been transferred to the customer. As a result, revenue from hotel booking services are recognized when customers check in to the hotels. Amounts received from customers for services not yet rendered are included in other current liabilities as unearned revenue.

In accordance with the ASC 605 “Revenue Recognition”, Oneworld reports its revenue as an agent, on the net amount retained, which is the amount billed to a customer less the amount paid to a hotel.

Research and development

Research and development costs are expensed as incurred. The costs primarily consist of consulting fees paid to the technical team for development and improvement of gingko cultivation methods. Research and development costs for the nine months ended September 30, 2016 and 2015 were $31,420 and $Nil, respectively, and are included in general and administrative expenses.

Income taxes

The Company accounts for income taxes following the asset and liability method in accordance with ASC 740 “Income Taxes.” Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company applies the accounting guidance issued to address the accounting for uncertain tax positions. This guidance clarifies the accounting for income taxes, by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements as well as provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that the asset is expected to be recovered or the liability settled.

Earnings (loss) per common share

Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share is determined by dividing earnings (loss) by the diluted weighted average number of shares outstanding. Diluted weighted average number of shares reflects the dilutive equity instruments, if any, of potentially dilutive common shares, such as stock options and warrants calculated using the treasury stock method. In periods with reported net operating losses, all common stock options and warrants are deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal. The 6,000,000 stock options outstanding as of September 30, 2016 were excluded from the calculation of diluted loss per common share for the three and nine months ended September 30, 2016.

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

As of September 30, 2016, the Company is organized into two main business segments: gingko plantation cultivation and bio-technology research and development.

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

3.    DISCONTINUED OPERATIONS

Oneworld, a former subsidiary of the Company carrying on the business of internet hotel booking services, was experiencing declining revenue.  In September 2016, the board of directors of the Company determined that the costs and expenses required to rebuild OneWorld’s online booking platform and undertake the marketing efforts it believed were necessary to increase revenue did not warrant the investment. As a result, the Company decided to dispose of this section of business and focus on its gingko plantation business in China.

The Company entered into an agreement (the “Agreement”) with Vincent Au, the former owner of Oneworld, to sell 100% of Oneworld back to him for a consideration of $16,700 (C$22,000). The sale was effective as of September 30, 2016 (the “Effective Date”). Pursuant to the Agreement, all revenues generated from the operations of OneWorld, whether prior to or after the Effective Date will be retained by OneWorld, and all liabilities and obligations of OneWorld incurred prior to the Effective Date are the responsibility of OneWorld.

ASC 360-10-45-9 requires that a long-lived asset (disposal group) to be sold shall be classified as held for sale in the period in which a set of criteria have been met, including criteria that the sale of the asset (disposal group) is probable and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. This criteria was achieved on September 30, 2016. Additionally, the discontinued operations are comprised of the entirety of the hotel booking service segment. Lastly, for comparability purposes certain prior period line items relating to the assets held for sale have been reclassified and presented as discontinued operations for all periods presented in the accompanying consolidated statements of net loss and comprehensive operations and the consolidated balance sheets.

At the date of disposal, the Company recognized a loss on disposal of Oneworld as follows:

Net assets of Oneworld as at September 30, 2016	$(299,678)
Consideration received	16,700
Cumulative translation adjustment	(6,895)
Loss on disposal of Oneworld	$(289,873)

Below are the major assets and liabilities included as part of the discontinued operations on the consolidated balance sheets:

As at	September 30, 2016	December 31, 2015
	$	$
Assets
Current assets
Cash	100,788	235,323
Other current assets	43,976	118,017
Goodwill	274,449	274,449
Total assets	419,213	627,789
Liabilities
Current liabilities
Accounts payable and accrued liabilities	119,535	333,418
Total liabilities	119,535	333,418

The major classes of line items constituting the after-tax income from discontinued operations on the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2016 and 2015 are as folllows:

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
	$	$	$	$
Revenue	34,460	102,790	127,089	259,534
General and administration expenses
Rent	2,552	5,419	11,821	13,110
Salaries and benefits	16,716	59,290	105,698	169,872
Other general and administration expenses(recoveries)	(13,065)	(1,505)	5,525	6,393
	6,203	(63,204)	(123,044)	(189,375)
Net income for the period	40,663	39,586	4,045	70,159

The following information presents the major classes of line items constituting significant operating cash flow activities on the consolidated statements of cash flows relating to discontinued operations for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Cash provided by (used in):	$	$
Operating activities
Net income for the period	4,045	70,159
Changes in non-cash working capital items:
Decrease (increase) in accounts receivables	81,053	(26,869)
(Increase) decrease in other current assets	(7,012)	301
(Decrease) increase in accounts payable and accrued liabilities	(206,042)	115,489
(Decrease) increase in other current liabilities	(7,841)	22,328
Net cash provided by (used in) operating activities	(135,797)	181,407

There were no investing or financing activities associated with discontinued operations during the nine month periods ended September 30, 2016 and 2015.

4.    CASH

Cash of $24,847 (December 31, 2015 - $442,542) is held in China and is subject to local exchange control regulations. Chinese exchange control regulations provide for restrictions on exporting capital from China, other than through normal dividends.

5.     OTHER CURRENT ASSETS

The items comprising the Company’s other current assets are summarized below:

	September 30, 2016	December 31, 2015
	$	$
Prepaid investor relations fees	24,467	—
Deposits for lab equipment	25,275	25,949
Deposits for construction work	1,440	—
Other deposits and receivables	30,649	27,704
Total other current assets	81,831	53,653

6.     INVENTORIES

The items comprising the Company’s inventories are summarized below:

	September 30, 2016	December 31, 2015
	$	$
Gingko seeds	—	24,658
Fertilizer and supplies	1,651	555
Total inventories	1,651	25,213

7.     FIXED ASSETS

The items comprising the Company’s fixed assets are summarized below:

	September 30, 2016	December 31, 2015
	$	$
Computer equipment	7,230	26,903
Office furniture and fixtures	1,663	16,080
Agricultural machinery	34,935	44,879
Infrastructure	121,573	—
Lab equipment	1,109	1,109
Storage	1,102	1,102
	167,612	90,073
Less: accumulated amortization	(12,958)	(35,671)
	154,654	54,402

During the nine months ended September 30, 2016, amortization expense of $10,770 (2015 - $Nil) was recognized and capitalized as costs associated with the Company’s growing crops and $2,188 (2015 - $Nil) was recorded in the statement of operations and comprehensive loss.

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

9.     GROWING CROPS

Growing crops consist of direct cultivation costs incurred for planting, growing and maintaining the gingko trees.

	Gingko trees	Grape vines	Total
	$	$	$
Balance, December 31, 2014	-	-	-
Acquisition of seeds or seedlings	—	1,078	1,078
Amortization of agricultural machinery	1,040	—	1,040
Land lease	113,931	—	113,931
Labour	804	—	804
Materials	2,945	—	2,945
Machine operation	3,879	—	3,879
Miscellaneous	3,178	—	3,178
Technical consultants	5,313	—	5,313
Balance, December 31, 2015	131,090	1,078	132,168
Acquisition of seeds or seedlings	21,809	—	21,809
Amortization of agricultural machinery	10,770	—	10,770
Electricity	2,209	—	2,209
Fertilizer	88,327	94	88,421
Irrigation	2,413	—	2,413
Labour	70,215	544	70,759
Land use	4,560	—	4,560
Materials	10,299	202	10,501
Machine operation	15,186	—	15,186
Miscellaneous	15,953	—	15,953
Technical consultants	17,523	153	17,676
Write-off of growing corps	—	(2,071)	(2,071)
Balance, September 30, 2016	390,354	—	390,354

10.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of September 30, 2016 and December 31, 2015, accounts payable and accrued liabilities consist of payables to service suppliers.

11.     TRANSACTIONS WITH RELATED PARTIES

During the nine months ended September 30, 2016, the Company paid or accrued management fees of $27,000 (2015 - $27,000) to a company controlled by a director and Corporate Secretary. As of September 30, 2016, $12,000 of accrued management fees was owing to the company.

During the nine months ended September 30, 2016, the Company paid or accrued management fees of $18,000 (2015 - $18,000) to a company controlled by a director and Chief Financial Officer. As of September 30, 2016, $8,000 of accrued management fees and $10,030 in expenses was owing to the company.

In January 2016, the Chief Executive Officer of the Company loaned an amount of $210,000 to Globalink Xuzhou. The loan is non-interest bearing, unsecured, and has no fixed terms of repayment.

In August 2016, a director of the Company loaned an amount of $75,000 to Globalink Xuzhou. The loan is non-interest bearing, unsecured, and has no fixed terms of repayment.

On September 16, 2015, 5,250,000 stock options were granted to directors and officers with a total fair value of $260,439 at the date of grant, $101,065 of which was amortized and recorded in the statement of loss and comprehensive loss during the nine months ended September 30, 2016 (2015 - $31,291).

12.     SHAREHOLDERS’ EQUITY

Share capital

Authorized

- 500,000,000 common voting shares with a par value of $0.0002 per share.

Issued and outstanding

As of September 30, 2016, the Company has 45,585,000 shares (December 31, 2015 – 43,585,000) issued and outstanding.

During the nine months ended September 30, 2016:

In February 2016, the Company issued 2,000,000 common shares (valued at $80,000) pursuant to an investor relations contract with a defined term to December 31, 2016.

During the year ended December 31, 2015:

In September 2015, the Company issued 1,100,000 common shares to an arm’s length party for total proceeds of $110,000 ($0.10 per share).

Proposed financing

On May 12, 2016, the Company filed a Form S-1 with the Securities and Exchange Commission (“SEC”), pursuant to which the Company intends to offer a maximum of 20,000,000 common shares at a price of $0.25 per share for a maximum gross proceeds of $5,000,000 on a best efforts basis.

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

On September 16, 2015, 6,000,000 stock options were granted to directors, officers and consultants with an exercise price of $0.075 expiring on September 16, 2020, 10% of the options vest as of the grant date, with the remaining 90% vesting at a rate of 15% every six months thereafter. The Company uses the Black-Scholes Option Pricing Model to determine the fair value of options granted. The fair value of the stock options granted was $297,645 ($0.0496 per option), of which $115,504 (2015 - $35,761) was amortized and recorded and expensed during the nine months ended September 30, 2016.

The fair value of the stock options granted was determined using the following assumptions:

Year ended December 31, 2015
Risk free interest rate	1.44%
Volatility	242.72%
Expected life of options	5 years
Dividend rate	0%
Expected forfeiture rate	0%

Stock option transactions are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Values
Balance, December 31, 2014	—	$—	$—
Granted	6,000,000	0.075

Balance, at December 31, 2015 and September 30, 2016	6,000,000	$0.075	$—
Exercisable, at December 31, 2015 and September 30, 2016	2,400,000	$0.075	$—

As at September 30, 2016, the following incentive stock options are outstanding:

Number of Options	Exercise Price	Expiry Date
6,000,000	$0.075	September 16, 2020

13.     COMMITMENT

Research and development agreement

The Company entered into a Technology Development Service Agreement (the “Technology Agreement”) in January 2016 with Zhejiang Pharmaceutical College (the “College”) with a term of 3 years. Pursuant to the Technology Agreement, the College will conduct research and development on induction of callus of gingko leaves and extraction, and identification of flavone and  lactone therefrom on the Company’s behalf. As consideration, the Company paid the College an annual research fee of RMB100,000 ($15,400) (RMB100,000 paid in March 2016) and monthly consulting fees to professors and staff. As at September 30, 2016, a total of RMB25,000 ($3,750) was included as a prepayment in other current assets.

Farmland lease agreements

The Company leased approximately 100 acres of farmland in Pizhou City, Jiangsu Province, China from local individual farmers for a period from October 2015 to August 2027. The lease fees may be renegotiated.

Year	2016	2017	2018	2019	2020-2027
Amount	$114,000	$114,000	$114,000	$114,000	$912,000

14.     SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the nine months ended September 30, 2016, the Company had the following non-cash transactions:

a) transferred $119,989 of completed work from construction in progress to fixed assets;

b) included $32,715 of accounts payable and accrued liabilities in construction in progress;

c) transferred $24,857 of gingko seeds from inventories to growing crops after completing seeding in the nine months ended September 30, 2016;

d) included $10,770 of amortization of agricultural machinery into growing crops;

e) issued 2,000,000 common shares (valued at $80,000) pursuant to an investor relations contract.

There were no significant non-cash transaction during the nine months ended September 30, 2015.

15.     SEGMENTED INFORMATION

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

Effective September 30, 2016, the Company disposed of Oneworld, the subsidiary providing hotel booking services (note 3).

As of September 30, 2016, management of the Company has determined that the Company is organized into two main business segments: gingko plantation cultivation and bio-technology research and development.

The table below provides information regarding the Company’s identified segments for the nine months ended September 30, 2016:

	Gingko plantation	Research and development	Totals
Loss from continuing operations	$(436,364)	$(114,993)	$(551,357)
Fixed assets	$153,100	$1,554	$154,654
Construction in progress	$226,508	$—	$226,508
Growing crops	$390,354	$—	$390,354

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

Business Overview

Globalink, Ltd. conducts business through its two wholly owned subsidiaries Globalink (Xuzhou) Bio-Technology Co., Ltd. (“Globalink Xuzhou”) and Globalink (Zhejiang) Bio-Technology Co. Ltd. (“Globalink Zhejiang” and, together with Globalink Xuzhou, our “PRC Subsidiaries”), which are incorporated in the PRC. Our business is involved in agriculture, which includes (i) the development and operation of a ginkgo tree plantation in the PRC, the business of which is the cultivation and sale of dried ginkgo leaves to manufacturers of ginkgo extract, the principal ingredient of ginkgo-based herbal supplement products that have gained popularity around the world, and (ii) research and development, cultivation, extraction, and application of gingko trees and other economic plants.

We are developing a ginkgo tree plantation (“Plantation”) through our Globalink Xuzhou subsidiary that will comprise approximately 1,553 acres over the next five years. As of September 30, 2016, our Plantation had 100 acres of land under cultivation that it leased from local farmers pursuant to land leases that extend through 2027. Since we proposed the project in 2015, we have developed a comprehensive business plan that projects approximate costs, output and revenues over the next five years. As of the date of this Form 10-Q, we have invested a total of $800,000 in Globalink Xuzhou, comprising $500,000 invested in August 2015, and $300,000 invested in October 2015. During January 2016, Hin Kwok Sheung, our principal stockholder and the president and chief executive officer and a director of the Company, loaned the sum of $225,000 (RMB1,500,000) to Globalink Xuzhou, of which $15,000 (RMB100,000) was repaid to him in June 2016. In August 2016, Jia Yao, a director of the Company loaned the sum of $75,000 (RMB500,000) to Globalink Xuzhou. Those loans bear no interest and has no fixed term of repayment.

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

Effective September 30, 2016, we sold all of the outstanding common shares of OneWorld Hotel Destination Services, Inc. to Vincent Au, a former employee of the Company and the founder of OneWorld in 1999.  OneWorld provides hotel booking to travel agents in Canada.

Growth Strategies and Outlook

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

TCM is widely practiced among PRC residents and is considered to be an integral part of the health care system. Ginkgo is a fundamental ingredient in TCM which posits that ginkgo is imbued with healing qualities and is prescribed by TCM practitioners to address a wide range of ailments. China’s National Bureau of Statistics estimates that the TCM market in China totaled more than RMB 515 billion in 2012, accounting for 31.24% of China’s total medicine industry. We believe that ginkgo will continue to be a staple of TCM and that there will be an active market for our output.

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

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) and market value. Inventories as of September 30, 2016 consist of supplies and fertilizers. Inventories as of December 31, 2015 mainly consisted of gingko seeds which were planted in March 2016. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary.

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

Foreign currency translation

Functional and presentation currency

Items included in the financial statements of each of the Company’s subsidiaries are measured using the currency of the primary economic environment in which the subsidiary operates (“the functional currency”), which is the Chinese Renminbi (“RMB”) for Globalink Xuzhou and Globalink Zhejiang, and the Canadian dollar (“CAD”) for the Company’s former subsidiary, Oneworld. The consolidated financial statements are presented in United States dollar (“USD”), which is the functional currency of the parent company. The subsidiaries’ financial statements are prepared in its respective functional currencies before translating to the presentation currency which is the USD. The Company translates items in the statement of operations and comprehensive loss using the average exchange rate for the year. Assets and liabilities are translated at the year-end rate. All resulting exchange differences are reported as a separate component of other comprehensive income (loss).

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

Capital and Sources of Liquidity

For the nine months ended September 30, 2016, we incurred a net loss of $837,185.  We had the following adjustments for non-cash items: $2,188 for amortization, $115,504 for stock-based compensation, $60,000 as a result of shares issued for investor relations fees, $2,071 as a write-off of growing crops, $289,873 as a loss on the disposal of OneWorld.  We had the following changes in non-cash working capital: We had a decrease in other current assets of $9,399, an increase in accounts payable and accrued liabilities of $120,510, and an increase in amounts due to related parties of $30,030.  As a result, we had total cash used in operating activities of $207,608 for the nine months ended September 30, 2016.

For the nine months ended September 30, 2015, we incurred a net loss of $100,003.  We had the following adjustments for non-cash items: $35,761 for stock-based compensation.  We had the following changes in non-cash working capital: We had an increase in accounts receivable of $45,711, an increase in other current assets of $64,813 and an increase in accounts payable and accrued liabilities of $148,576, and an increase in other current liabilities of $24,960.  As a result, we had total cash used in operating activities of $1,230 for the nine months ended September 30, 2015.

For the nine months ended September 30, 2016, we spent $5,350 on the acquisition of fixed assets.  We received $15,293 as proceeds on disposal of fixed assets and spent $1,295 on inventories.  We spent $300,898 on construction in progress and $224,630 on growing crops.  As a result, we had total cash used in investing activities of $516,880 for the period.

For the nine months ended September 30, 2015, we spent $6,915 on the acquisition of fixed assets, resulting in total cash used in investing activities of $6,915 for the period.

For the nine months ended September 30, 2016, we received $285,000 as loan proceeds from a related party, resulting in net cash provided by financing activities of $285,000 for the period.

For the nine months ended September 30, 2015, we received $110,000 as proceeds from the issuance of shares, resulting in net cash provided by financing activities of $110,000 for the period.

Results of Operations

For the three months ended September 30, 2016, we paid accounting and legal expenses of $31,523, amortization expenses of $719, and director and management fees of $15,000.  We had a foreign exchange loss of $121, paid investor relations expenses of $26,766, and paid research and development expenses of $10,778.  We paid rent expenses of $5,157, salaries and benefits of $26,711, and stock-based compensation of $31,383.  We paid telephone expenses of $700, travel expenses of $9,102, transfer agent and filing fees of $1,340, other general and administrative expenses of $8,123, and had a write-off of growing crops of $2,071, resulting in total general and administrative expenses of $169,494.  We recorded a loss on the disposal of OneWorld of $289,873 and recorded income from discontinued operations of $40,663.  We had an exchange difference on translating foreign operations of $1,997, resulting in a comprehensive loss of $416,707 for the three months ended September 30, 2016.

Comparatively, for the three months ended September 30, 2015, we paid accounting and legal expenses of $36,735, director and management fees of $15,000, and had a foreign exchange loss of $171.  We paid rent expenses of $499, stock-based compensation of $35,761, and telephone expenses of $571.  We paid travel expenses of $1,025, transfer agent and filing fees of $6,797, and other general and administrative expenses of $14,216, resulting in total general and administrative expenses of $110,775.  We recorded income from discontinued operations of $39,586.  We had an exchange difference on translating foreign operations of $1,664, resulting in a comprehensive loss of $72,853 for the three months ended September 30, 2015.

Our net loss increased by $347,515 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.  This is due to our general and administrative expenses increasing by $58,719, or 34.6%.  We had a loss of $289,873 as a result of our disposal of OneWorld.  We spent $26,766 on investor relations, $10,778 on research and development, and $26,711 on salaries and benefits during the three months ended September 30, 2016, and we did not have corresponding expenses during the three months ended September 30, 2015.  These factors all contributed to the increased net loss.

For the nine months ended September 30, 2016, we paid accounting and legal expenses of $95,231, amortization expenses of $2,188, and director and management fees of $45,000.  We had a foreign exchange loss of $246, paid investor relations expenses of $65,533, and paid research and development expenses of $31,420.  We paid rent expenses of $14,552, salaries and benefits of $100,144, and stock-based compensation of $115,504.  We paid telephone expenses of $1,639, travel expenses of $19,565, transfer agent and filing fees of $36,373, other general and administrative expenses of $21,891, and had a write-off of growing crops of $2,071, resulting in total general and administrative expenses of $551,357.  We recorded a loss on the disposal of OneWorld of $289,873 and recorded income from discontinued operations of $4,045.  We had an exchange difference on translating foreign operations of $1,727, resulting in a comprehensive loss of $835,458 for the nine months ended September 30, 2016.

Comparatively, for the nine months ended September 30, 2015, we paid accounting and legal expenses of $37,309, director and management fees of $45,000, and had a foreign exchange loss of $925.  We paid rent expenses of $3,945, stock-based compensation of $35,761, and telephone expenses of $1,256.  We paid travel expenses of $17,875, transfer agent and filing fees of $13,218, and other general and administrative expenses of $14,873, resulting in total general and administrative expenses of $170,162.  We recorded income from discontinued operations of $70,159.  We had an exchange difference on translating foreign operations of $116, resulting in a comprehensive loss of $99,887 for the nine months ended September 30, 2015.

Our net loss increased by $737,182 for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  This is due to greatly increased general and administrative expenses Our accounting and legal fees increased by $57,922 as a result of preparing and filing a registration statement on Form S-1, and we spent a total of $199,285 for amortization, investor relations, research and development, and salaries and benefits that we did not incur during the nine months ended September 30, 2015.  These factors all contributed to the increased net loss.

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements as of September 30, 2016.

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

New Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, are not anticipated to have a material effect on the financial position or results of operations of the Company.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were not effective as of September 30, 2016.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2016.  Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 14, 2016

GLOBALINK, LTD.

By: /s/ Hin Kwok Sheung

Hin Kwok Sheung

Chief Executive Officer

By:  /s/ Ke Feng (Andrea) Yuan

Ke Feng (Andrea) Yean

Chief Financial Officer

